Form 10-Q
period 1995-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1995-08-14
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              June 30, 1995
                                 -----------------

Commission file number                1-11059
                                 -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
        -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             California                        13-3257662
  -------------------------------         ------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)



11200 Rockville Pike, Rockville, Maryland         20852
-----------------------------------------   -----------------
(Address of principal executive offices)        (Zip Code)



                                 (301) 816-2300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
     As of August 11, 1995, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            six months ended June 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1995 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        19

Signature . . . . . . . . . . . . . . . . . . . . . . .        20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                  June 30,       December 31,
                                                   1995              1994
                                               -------------     ------------
                                                  (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                  $166,608,274     $159,581,791
    Originated insured mortgages                  22,958,391       21,672,516
                                                ------------     ------------
                                                 189,566,665      181,254,307

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                    14,744,073       14,800,502
    Originated insured mortgages                  13,167,966       13,210,344
                                                ------------     ------------
                                                  27,912,039       28,010,846

Cash and cash equivalents                          4,897,897        3,462,825

Receivables and other assets                       1,970,128        1,775,797

Investment in affiliate                              319,075          319,075
                                                ------------     ------------
     Total assets                               $224,665,804     $214,822,850
                                                ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                           $  4,148,013     $  4,525,104

Accounts payable and accrued expenses                147,804          300,932

Note payable and due to affiliate                    333,651          439,433
                                                ------------     ------------
     Total liabilities                             4,629,468        5,265,469
                                                ============     ============
Partners' equity:
  Limited partners' equity                       213,512,986      214,162,478
  General partner's deficit                       (1,166,412)      (1,140,053)
  Net unrealized gains (losses)
    on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                              7,689,762       (3,465,044)
                                                ------------     ------------
     Total partners' equity                      220,036,336      209,557,381
                                                ------------     ------------
     Total liabilities and partners'
       equity                                   $224,665,804     $214,822,850
                                                ============     ============

                              The accompanying notes are an integral part
                                    of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                             For the three months ended          For the six months ended
                                                     June 30,                             June 30,
                                           -----------------------------       -----------------------------

                                               1995             1994               1995             1994
                                           ------------     ------------       ------------     ------------
Income:
  Mortgage investment income               $  4,676,253     $  4,659,739       $  9,298,777     $  9,317,232
  Interest and other income                      40,888          146,312             58,811          313,378
                                           ------------     ------------       ------------     ------------
                                              4,717,141        4,806,051          9,357,588        9,630,610
                                           ------------     ------------       ------------     ------------
Expenses:
  Asset management fee to related parties       513,453          518,255          1,026,906        1,037,807
  General and administrative                     71,216          127,083            193,248          244,340
  Mortgage servicing fees                        73,094           75,198            144,700          201,939
  Interest expense to affiliate                   5,783               --             11,566               --
                                           ------------     ------------       ------------     ------------
                                                663,546          720,536          1,376,420        1,484,086
                                           ------------     ------------       ------------     ------------
Net earnings before gain (loss)
  on mortgage dispositions                    4,053,595        4,085,515          7,981,168        8,146,524

Gain on mortgage disposition                         --               --             52,730               --
Loss on mortgage disposition                    (36,632)              --            (36,632)              --
                                           ------------     ------------       ------------     ------------
Net earnings                               $  4,016,963     $  4,085,515        $ 7,997,266     $  8,146,524
                                           ============     ============       ============     ============
Net earnings allocated to:
  Limited partners - 96.1%                 $  3,860,302     $  3,926,180       $  7,685,373     $  7,828,810
  General partner - 3.9%                        156,661          159,335            311,893          317,714
                                           ------------     ------------       ------------     ------------
                                           $  4,016,963     $  4,085,515       $  7,997,266     $  8,146,524
                                           ============     ============       ============     ============
Net earnings per Limited
  Partnership Unit                         $       0.32     $       0.33       $       0.64     $       0.65
                                           ============     ============       ============     ============



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                   For the six months ended June 30, 1995

                                                    (Unaudited)

                                                                                Net
                                                                             Unrealized
                                                                            Gains (Losses)
                                                                            on Investment
                                                                            in FHA-Insured
                                                                            Certificates
                                                                              and GNMA             Total
                                         General          Limited          Mortgage-Backed        Partners'
                                         Partner          Partners            Securities           Equity
                                       -------------    -------------      ---------------      -------------

Balance, December 31, 1994             $  (1,140,053)   $ 214,162,478      $    (3,465,044)     $ 209,557,381

  Net earnings                               311,893        7,685,373                   --          7,997,266

  Distributions paid or accrued,
    including return of capital, of
    $0.69 per Unit                          (338,252)      (8,334,865)                  --         (8,673,117)

  Adjustments to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and GNMA
    Mortgage-Backed Securities                    --               --           11,154,806         11,154,806
                                       -------------    -------------      ---------------      -------------
Balance, June 30, 1995                 $  (1,166,412)   $ 213,512,986      $     7,689,762      $ 220,036,336
                                       =============    =============      ===============      =============

Limited Partnership Units outstanding -
  June 30, 1995                                            12,079,514
                                                        =============







                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                         STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                              For the six months ended June 30,
                                                                  1995                1994
                                                              ------------        -------------
Cash flows from operating activities:
  Net earnings                                                $  7,997,266        $  8,146,524
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage disposition                                   (52,730)                 --
    Loss on mortgage disposition                                    36,632                  --
    Changes in assets and liabilities:
        Decrease in accounts payable
          and accrued expenses                                    (153,128)           (123,558)
        Decrease in receivables and other assets                    14,200           1,125,738
     Decrease in notes receivable and due from
       affiliates                                                       --           3,522,411
     Decrease in investment in affiliate                                --             777,118
     (Decrease) increase in note payable
       and due to affiliate                                       (105,782)            434,104
     Increase in other liabilities                                      --           2,209,661
                                                              ------------        ------------
        Net cash provided by operating
          activities                                             7,736,458          16,091,998
                                                              ------------        ------------
Cash flows from investing activities:
  Investment in Insured Mortgages
    and advances on construction loans                                  --          (9,619,877)
  Receipt of mortgage principal from
    scheduled payments                                             643,002             626,987
  Proceeds from mortgage dispositions                            2,105,820                  --
                                                              ------------        ------------
        Net cash provided by (used in)
          investing activities                                   2,748,822          (8,992,890)
                                                              ------------        ------------
Cash flows from financing activities:
  Distributions paid to partners                                (9,050,208)        (11,061,365)
                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents             1,435,072          (3,962,257)

Cash and cash equivalents, beginning of period                   3,462,825          15,872,448
                                                              ------------        ------------
Cash and cash equivalents, end of period                      $  4,897,897        $ 11,910,191
                                                              ============        ============





                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                  NOTES TO FINANCIAL STATEMENTS

                                            (Unaudited)


1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. From inception through September 6, 1991, affiliates of Integrated Resources, Inc. served as managing general partner (with a partnership interest of 3.8%), corporate general partner (with a partnership interest of 0.1%) and associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as the former general partners. The Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of CRI). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1993, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of June 30, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing

                            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                       NOTES TO FINANCIAL STATEMENTS

                                                (Unaudited)

1.   ORGANIZATION - Continued

Administration (FHA) or Acquired Insured Mortgages which are fully insured.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassification
     ----------------
          Certain amounts in the financial statements for the three and six months ended June 30, 1994 have been reclassified to conform with the 1995 presentation.

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the six months ended June 30, 1995 and 1994.

4.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 66 and 67 FHA-Insured Certificates, respectively, and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $158,206,101 and $161,032,201, respectively, an aggregate face value of $165,066,471 and $168,027,076, respectively, and an aggregate fair value of $166,608,274 and $159,581,791, respectively.

          As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,688,012 and $10,708,771, respectively, a face value of $10,782,861 and $10,804,299, respectively, and a fair value of $11,016,250 and $10,345,301, respectively.

          In April 1995, the Partnership filed a Notice of Default and an

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                    NOTES TO FINANCIAL STATEMENTS

                                            (Unaudited)

4.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     Election to Assign with HUD related to the mortgage on El Lago Apartments. On June 22, 1995, the Partnership received approximately $2.1 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $200,000 are included in receivables and other assets on the accompanying balance sheet as of June 30, 1995. As discussed in Note 6, below, in July 1995, the Partnership declared a special distribution of the proceeds from the assignment, which will be paid to Unitholders on November 1, 1995.

          As of August 11, 1995, the fully insured Originated Insured Mortgage, recorded at fair value, was current with respect to payment of principal and interest. As of August 11, 1995, all of the Acquired Insured Mortgages, recorded at fair value, were current with respect to the payment of principal and interest except for the mortgage on Country Club Terrace Apartments. As of August 11, 1995, this Acquired Insured Mortgage was delinquent with respect to the July 1995 payment of principal and interest. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of this delinquency.

          As of June 30, 1995, the Partnership had committed to make future advances on construction loans of approximately $318,000.

     Coinsured Mortgage Investments
     ------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     Coinsured by affiliate
     ----------------------
          As of June 30, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is Integrated Funding, Inc. (IFI). These investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          As of August 11, 1995, these two investments, as shown in the table below, were current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying these two mortgages. Accordingly, no loan losses were recognized on these investments during the three and six months ended June 30, 1995 and 1994. As of June 30, 1995 and December 31, 1994, these two mortgages had an aggregate fair value of $11,942,141 and $11,327,215, respectively.

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                      NOTES TO FINANCIAL STATEMENTS

                                                (Unaudited)

4.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                            Amortized          Face         Amortized         Face
                                               Cost            Value          Cost            Value
                                             June 30,         June 30,     December 31,    December 31,
                                               1995             1995           1994            1994
                                           ------------     ------------   ------------    ------------
            Westlake Village               $  6,489,050     $  6,487,094   $  6,504,367    $  6,502,394
            Waterford Green Apts.             6,493,740        6,508,749      6,474,012       6,489,123


5.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured Mortgage Investments
     ----------------------------------
          As of June 30, 1995 and December 31, 1994 the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,744,073 and $14,800,502, respectively, an aggregate face value of $17,732,200 and $17,833,049, respectively, and an aggregate fair value of $17,927,549 and $16,920,898, respectively.

          As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,167,966 and $13,210,344, respectively, an aggregate face value of $12,806,388 and $12,844,664, respectively, and an aggregate fair value of $13,049,917 and $12,412,621, respectively.

          As of August 11, 1995, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1995, the Partnership received additional interest of $64,676 from the Participations. During the three and six months ended June 30, 1994, the Partnership received additional interest of $35,314 from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1995 and 1994 are as follows:

                                         1995      1994
                                        ------    ------

     Quarter ended March 31,            $ 0.36    $ 0.39(1)
     Quarter ended June 30,               0.33      0.73(2)
                                        ------    ------
                                        $ 0.69    $ 1.12
                                        ======    ======

                            AMERICAN INSURED MORTGAGEINVESTORS L.P - SERIES 85

                                       NOTES TO FINANCIAL STATEMENTS

                                              (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS - Continued

(1) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgage on Victoria Pointe Apartments-Phase I.
(2) This amount includes approximately $0.37 per Unit representing net principal proceeds from the prepayment of the mortgage on Richardson Road Apartments.

     On June 22, 1995, the Partnership received net proceeds of approximately $2.1 million from the assignment of the mortgage on El Lago Apartments and declared a special distribution of $0.16 per unit, representing return of capital, on July 20, 1995. The special distribution will be paid to Unitholders on November 1, 1995 in conjunction with the payment of the third quarter distribution.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

7.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE AND DUE TO
       AFFILIATE

     In April 1994, American Insured Mortgage Investors L.P. - Series 88 (AIM
88), an affiliate of the Partnership, transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. The Partnership and its affiliate, American Insured Mortgage Investors L.P. -Series 86 (AIM 86), each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate, AIM Mortgage, Inc., in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an annual interest rate of 7.25%.

     In connection with these transactions, the expense reimbursement agreement was amended, as of April 1, 1994, to adjust the allocation of the expense reimbursement agreement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1994. The expense reimbursement, as amended, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

8.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described in Note 7, the

                            AMERICAN INSURED MORTGAGEINVESTORS L.P - SERIES 85

                                       NOTES TO FINANCIAL STATEMENTS

                                                (Unaudited)

8.   TRANSACTIONS WITH RELATED PARTIES - Continued

General Partner and certain affiliated entities, during the three and six months ended June 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                     NOTES TO FINANCIAL STATEMENTS

                                              (Unaudited)

8.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                              For the                    For the
                                                                         Three months ended          Six months ended
                                          Capacity in Which                   June 30,                   June 30,
Name of Recipient                            Served/Item                  1995        1994          1995        1994
-----------------                   ----------------------------      ----------  ----------    ----------   ----------
CRIIMI, Inc.                        General Partner/Distribution      $  161,774  $  357,860    $  338,252   $  549,046

AIM Acquisition                     Advisor/Asset Management Fee         513,453     518,255     1,026,906    1,037,807
  Partners, L.P.(1)

CRI(2)                              Affiliate of General Partner/         30,318      35,252        61,905       78,977
                                      Expense Reimbursement


(1)  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $151,341 and $152,758, or .28% of Total Invested
     Assets, for the three months ended June 30, 1995 and 1994, respectively.  The Sub-Advisor earned a fee equal to $302,682 and
     $305,898, or .28% of Total Invested Assets, for the six months ended June 30, 1995 and 1994, respectively.  As discussed in
     Note 1, through June 30, 1995, CRI/AIM Management, Inc. served as the Sub-advisor to the Partnership.  Effective June 30, 1995,
     CRIIMI MAE Services Limited Partnership will serve as the Sub-advisor.  No amounts were paid to CRIIMI MAE Services Limited
     Partnership during the six months ended June 30, 1995.

(2)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-managed and self-administered REIT, discussed in Note 1 above, has no impact on the payments required to be made by the Partnership, other than the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to a wholly-owned subsidiary of CRIIMI MAE, which is the General Partner of CRIIMI MAE Services Limited Partnership, effective June 30, 1995.  No amounts were paid to CRIIMI MAE or its affiliates during the six months ended June 30, 1995.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
-------
     As of June 30, 1995, the Partnership had invested in 93 Insured Mortgages with an aggregate amortized cost of approximately $210 million, an aggregate face value of approximately $219 million and an aggregate fair value of approximately $221 million, as discussed below. As of June 30, 1995, the Partnership had committed approximately $318,000 for additional advances on construction loans.

Investment in FHA-Insured Certificates and GNMA Mortgage-Backed
  Securities
---------------------------------------------------------------
     As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 66 and 67 FHA-Insured Certificates, respectively, and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $158,206,101 and $161,032,201, respectively, an aggregate face value of $165,066,471 and $168,027,076, respectively, and an aggregate fair value of $166,608,274 and $159,581,791, respectively.

     As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,688,012 and $10,708,771, respectively, a face value of $10,782,861 and $10,804,299, respectively, and a fair value of $11,016,250 and $10,345,301, respectively.

     In April 1995, the Partnership filed a Notice of Default and an Election to Assign with HUD related to the mortgage on El Lago Apartments. On June 22, 1995, the Partnership received approximately $2.1 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $200,000 are included in receivables and other assets on the accompanying balance sheet as of June 30, 1995. In July 1995, the Partnership declared a special distribution of the proceeds from the assignment which will be paid to Unitholders on November 1, 1995.

     As of August 11, 1995, the fully insured Originated Insured Mortgage, recorded at fair value, was current with respect to payment of principal and interest. As of August 11, 1995, all of the Acquired Insured Mortgages, recorded at fair value, were current with respect to the payment of principal and interest except for the mortgage on Country Club Terrace Apartments. As of August 11, 1995, this Acquired Insured Mortgage was delinquent with respect to the July 1995 payment of principal and interest. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of this delinquency.

     As of June 30, 1995, the Partnership had committed to make future advances on construction loans of approximately $318,000.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

     Coinsured Mortgage Investments
     ------------------------------
     As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     Coinsured by affiliate
     ----------------------
     As of June 30, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. These investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

     As of August 11, 1995, these two investments, as shown in the table below, were current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying these two mortgages. Accordingly, no loan losses were recognized on these investments during the three and six months ended June 30, 1995 and 1994. As of June 30, 1995 and December 31, 1994, these two mortgages had an aggregate fair value of $11,942,141 and $11,327,215, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued


                                            Amortized          Face         Amortized         Face
                                               Cost            Value          Cost            Value
                                             June 30,         June 30,     December 31,    December 31,
                                               1995             1995           1994            1994
                                           ------------     ------------   ------------    ------------
            Westlake Village               $  6,489,050     $  6,487,094   $  6,504,367    $  6,502,394
            Waterford Green Apts.             6,493,740        6,508,749      6,474,012       6,489,123


Investment in FHA-Insured Loans
-------------------------------
     As of June 30, 1995 and December 31, 1994 the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,744,073 and $14,800,502, respectively, an aggregate face value of $17,732,200 and $17,833,049, respectively, and an aggregate fair value of $17,927,549 and $16,920,898, respectively.

     As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,167,966 and $13,210,344, respectively, an aggregate face value of $12,806,388 and $12,844,664, respectively, and an aggregate fair value of $13,049,917 and $12,412,621, respectively.

     As of August 11, 1995, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1995, the Partnership received additional interest of $64,676 from the Participations. During the three and six months ended June 30, 1994, the Partnership received additional interest of $35,314 from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

Results of Operations
---------------------
     Net earnings for the three and six months ended June 30, 1995 decreased as compared to the corresponding periods in 1994 primarily due to a decrease in interest and other income, as discussed below. Mortgage investment income did not change significantly for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994.

     Interest and other income decreased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 primarily due to a reduction in funds available for short term investment during 1995. During the first quarter of 1994, the Partnership had a greater amount of short-term investments, resulting from the temporary investment of disposition proceeds received in late 1993, prior to the distribution of these funds to partners during the first quarter of 1994. Additionally, during the second quarter of 1994, the notes receivable from affiliates were paid off as a result of the prepayment of the mortgage on Richardson Road Apartments and the proceeds were invested in the short term money market prior to the distribution of these

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

proceeds to partners during the third quarter of 1994.

     General and administrative expenses decreased for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994. These decreases were due primarily to a reduction in investor services expenses and annual and quarterly reporting expenses resulting from a reduction in the number of Unitholders.

     Mortgage servicing fees decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to a reduction in the annual servicing fee rates upon completion of the construction periods for several of the Partnership's mortgage investments during the first quarter of 1994. Mortgage servicing fees did not change significantly for the three months ended June 30, 1995 as compared to the corresponding period in 1994.

     Gain on mortgage disposition increased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. No gains on mortgage dispositions were recognized for the three months ended June 30, 1995 and 1994. Loss on mortgage disposition increased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the first quarter of 1995, the Partnership recognized a gain of $52,730 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments. During the second quarter of 1995, the Partnership recognized a loss of $36,632 as a result of the assignment to HUD of the mortgage on El Lago Apartments.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1995 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities decreased for the six months ended June 30, 1995, as compared to the corresponding period in 1994. This decrease was primarily due to decreases in investment in affiliate and notes receivable and due from affiliates resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement. Also contributing to the decrease was an increase in other liabilities during the six months ended June 30, 1994, as a result of the receipt of insurance claim proceeds related to Forest Ridge, a defaulted mortgage investment, which were payable to a third party pursuant to the sale of the Partnership's interest in this mortgage investment during 1992. The decrease in net cash provided by operating activities was also due to a decrease in receivables and other assets

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

during the six months ended June 30, 1994 resulting from the receipt in January 1994 of accrued, but previously undistributed, interest related to Victoria Pointe Apartments - Phase I.

     Net cash provided by investing activities increased for the six months ended June 30, 1995 as compared to the corresponding period in 1994, principally due to a decrease in mortgage acquisitions and advances on construction loans as
a result of the expiration of the Partnership's reinvestment period.   Also
contributing to the increase was the receipt in 1995 of proceeds from the assignment of the mortgage on El Lago Apartments.

     Net cash used in financing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994, as a result of a decrease in distributions paid to partners. Distributions paid to partners during the six months ended June 30, 1994 included special distributions resulting from the receipt of previously undistributed accrued interest and gain received in late 1993 from the disposition of the defaulted mortgages on Chapelgate Apartments, Sugar Creek Trace, Cumberland Village, Diamond Ridge, and Victoria Pointe Apartments-Phase I. This compares to the distribution paid to partners during the six months ended June 30, 1995 of regular cash flow from the fourth quarter of 1994 and the first quarter of 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.

The exhibits filed as part of this report are listed below:

          Exhibit No.            Description
          ----------             -----------

             27               Financial Data Schedule

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


August 11, 1995               /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer