Form 10-Q
period 1995-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1995-11-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1995
                                 ------------------

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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       ----       ----
     As of November 13, 1995, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            nine months ended September 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1995 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        16

Signature . . . . . . . . . . . . . . . . . . . . . . .        17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                              September 30,    December 31,
                                                  1995             1994
                                              -------------    ------------
                                                 (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                 $167,074,613    $159,581,791
    Originated insured mortgages                 22,894,084      21,672,516
                                               ------------    ------------
                                                189,968,697     181,254,307

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                   14,714,810      14,800,502
    Originated insured mortgages                 13,146,131      13,210,344
                                               ------------    ------------
                                                 27,860,941      28,010,846

Cash and cash equivalents                         5,290,250       3,462,825

Receivables and other assets                      1,757,713       1,775,797

Investment in affiliate                             319,075         319,075
                                               ------------    ------------
     Total assets                              $225,196,676    $214,822,850
                                               ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                          $  6,159,171    $  4,525,104

Accounts payable and accrued expenses               195,238         300,932

Note payable and due to affiliate                   337,478         439,433
                                               ------------    ------------
     Total liabilities                            6,691,887       5,265,469
                                               ------------    ------------
Partners' equity:
  Limited partners' equity                      211,384,279     214,162,478
  General partner's deficit                      (1,252,802)     (1,140,053)
  Net unrealized gains (losses)
    on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                             8,373,312      (3,465,044)
                                               ------------    ------------
     Total partners' equity                     218,504,789     209,557,381
                                               ------------    ------------
     Total liabilities and partners'
       equity                                  $225,196,676    $214,822,850
                                               ============    ============
                     The accompanying notes are an integral part
                       of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                      STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                    For the three months ended       For the nine months ended
                                           September 30,                    September 30,
                                    -----------------------------    ----------------------------
                                        1995             1994           1995             1994
                                    ------------     ------------   ------------     ------------
Income:
  Mortgage investment income        $  4,555,595     $  4,657,867   $ 13,854,372     $ 13,975,099
  Interest and other income               70,890          241,470        129,701          554,848
                                    ------------     ------------   ------------     ------------
                                       4,626,485        4,899,337     13,984,073       14,529,947
                                    ------------     ------------   ------------     ------------
Expenses:
  Asset management fee to
    related parties                      507,990          513,453      1,534,896        1,551,260
  General and administrative              96,676          107,562        289,924          351,902
  Mortgage servicing fees                 71,961           64,708        216,661          266,647
  Interest expense to affiliate            5,784           11,600         17,350           11,600
                                    ------------     ------------   ------------     ------------
                                         682,411          697,323      2,058,831        2,181,409
                                    ------------     ------------   ------------     ------------
Net earnings before gain (loss)
  on mortgage dispositions             3,944,074        4,202,014     11,925,242       12,348,538

Gain on mortgage disposition                  --               --         52,730               --
Loss on mortgage disposition                  --               --        (36,632)              --
                                    ------------     ------------   ------------     ------------
Net earnings                        $  3,944,074     $  4,202,214   $ 11,941,340     $ 12,348,538
                                    ============     ============   ============     ============
Net earnings allocated to:
  Limited partners - 96.1%          $  3,790,255     $  4,038,135   $ 11,475,628     $ 11,866,945
  General partner - 3.9%                 153,819          163,879        465,712          481,593
                                    ------------     ------------   ------------     ------------
                                    $  3,944,074     $  4,202,014   $ 11,941,340     $ 12,348,538
                                    ============     ============   ============     ============
Net earnings per Limited
  Partnership Unit                  $       0.31     $       0.33   $       0.95     $       0.98
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                              STATEMENT OF CHANGES IN PARTNERS' EQUITY

                            For the nine months ended September 30, 1995

                                                  (Unaudited)

                                                                              Net
                                                                           Unrealized
                                                                          Gains (Losses)
                                                                          on Investment
                                                                          in FHA-Insured
                                                                          Certificates
                                                                            and GNMA            Total
                                         General           Limited       Mortgage-Backed       Partners'
                                         Partner           Partners         Securities          Equity
                                       -------------     -------------   ---------------     -------------

Balance, December 31, 1994             $  (1,140,053)    $ 214,162,478   $    (3,465,044)    $ 209,557,381

  Net earnings                               465,712        11,475,628                --        11,941,340

  Distributions paid or
    accrued, including return
    of capital, of $1.18 per
    Unit                                    (578,461)      (14,253,827)               --       (14,832,288)

  Adjustments to net
    unrealized losses
    on investment in FHA-
    Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                    --                --         11,838,356       11,838,356
                                       -------------     -------------   ----------------    -------------
Balance, September 30, 1995            $  (1,252,802)    $ 211,384,279   $      8,373,312    $ 218,504,789
                                       =============     =============   ================    =============

Limited Partnership Units
    outstanding -September
    30, 1995                                                12,079,514
                                                         =============

                                The accompanying notes are an integral part
                                      of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                      STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                For the nine months ended September 30,
                                                    1995                     1994
                                                ------------             ------------
Cash flows from operating activities:
  Net earnings                                  $ 11,941,340             $ 12,348,538
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage disposition                     (52,730)                      --
    Loss on mortgage disposition                      36,632                       --
    Changes in assets and liabilities:
      Decrease in accounts payable
        and accrued expenses                        (105,694)                 (92,379)
      Decrease in receivables and other assets        18,084                1,260,626
      Decrease in notes receivable and due from
        affiliates                                        --                3,522,411
      Decrease in investment in affiliate                 --                  777,118
      (Decrease) increase in note payable
        and due to affiliate                        (101,955)                 434,104
                                                ------------             ------------
        Net cash provided by operating
          activities                              11,735,677               18,250,418
                                                ------------             ------------
Cash flows from investing activities:
  Investment in insured mortgages
    and advances on construction loans                    --               (9,739,490)
  Receipt of mortgage principal from
    scheduled payments                               975,618                1,025,121
  Proceeds from mortgage dispositions              2,314,351                       --
                                                ------------             ------------
        Net cash provided by (used in)
          investing activities                     3,289,969               (8,714,369)
                                                ------------             ------------
Cash flows from financing activities:
  Distributions paid to partners                 (13,198,221)             (20,237,271)
                                                ------------             ------------
Net increase (decrease) in cash and cash
  equivalents                                      1,827,425              (10,701,222)

Cash and cash equivalents, beginning of period     3,462,825               15,872,448
                                                ------------             ------------
Cash and cash equivalents, end of period        $  5,290,250             $  5,171,226
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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) on June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a consequence of this transaction, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassification
     ----------------
          Certain amounts in the financial statements for the three and nine months ended September 30, 1994 have been reclassified to conform with the 1995 presentation.

4.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value, consisted of 66 and 67 FHA-Insured Certificates, respectively, and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $157,934,178 and $161,032,201, respectively, an aggregate face value of $164,735,279 and $168,027,076, respectively, and an aggregate fair value of $167,074,613 and $159,581,791, respectively.

          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,677,295 and $10,708,771, respectively, a face value of $10,771,797 and $10,804,299, respectively, and a fair value of $10,937,144 and $10,345,301, respectively.

          In April 1995, the Partnership filed a Notice of Default and an Election to Assign with the United States Department of Housing and Urban Development (HUD) related to the mortgage on El Lago Apartments. On June 22, 1995, the Partnership received approximately $2.1 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $210,000 were received on September 27, 1995. As discussed in Note 6, below, in July 1995, the Partnership declared a special distribution of the proceeds from the assignment, which was paid to Unitholders on November 1, 1995. Additionally, in October 1995, a special distribution of the remaining assignment proceeds was declared. This distribution will be paid to Unitholders on February 1, 1996.

          As of November 10, 1995, the fully insured originated insured mortgage, recorded at fair value, was current with respect to payment of principal and interest. As of November 10, 1995, all of the acquired insured mortgages, recorded at fair value, were current with respect to the payment of principal and interest except for the mortgage on Woodland Village Apartments. As of November 10, 1995, this acquired insured mortgage was delinquent with respect to the September 1995 payment of principal and interest. On October 31, 1995, the General Partner instructed the servicer of Woodland Village Apartments to file a Notice of Default and an Election to Assign the mortgage with HUD. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of these delinquencies.

          As of September 30, 1995, the Partnership had committed to make future advances on construction loans of approximately $318,000.

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

     Coinsured by affiliate
     ----------------------
          As of September 30, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is Integrated Funding, Inc. (IFI). These investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          As of November 10, 1995, these two investments, as shown in the table below, were current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying these two mortgages. Accordingly, no loan losses were recognized on these investments during the three and nine months ended September 30, 1995 and 1994. As of September 30, 1995 and December 31, 1994, these two mortgages had an aggregate fair value of $11,956,940 and $11,327,215, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                           Amortized        Face           Amortized        Face
                                              Cost          Value            Cost           Value
                                          September 30,  September 30,    December 31,   December 31,
                                              1995           1995             1994           1994
                                          -------------  -------------    ------------   ------------
            Westlake Village              $   6,481,146  $   6,479,198    $  6,504,367   $  6,502,394
            Waterford Green Apts.         $   6,502,766  $   6,517,716    $  6,474,012   $  6,489,123


5.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured Mortgage Investments
     ----------------------------------
          As of September 30, 1995 and December 31, 1994 the Partnership's investment in fully insured acquired insured mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,714,810 and $14,800,502, respectively, an aggregate face value of $17,680,325 and $17,833,049, respectively, and an aggregate fair value of 17,930,642 and $16,920,898, respectively.

          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured originated insured mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,146,131 and $13,210,344, respectively, an aggregate face value of $12,786,645 and $12,844,664, respectively, and an aggregate fair value of $13,073,124 and $12,412,621, respectively.

          As of November 10, 1995, all of the Partnership's mortgage investments, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the nine months ended September 30, 1995 and 1994, the Partnership received additional interest of $64,676 and $35,314, respectively, from the Participations. During the three months ended September 30, 1995 and 1994, the Partnership received no additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1995 and 1994 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                         1995           1994
                                        ------         ------
     Quarter ended March 31,            $ 0.36         $ 0.39(2)
     Quarter ended June 30,               0.33           0.73(3)
     Quarter ended September 30,          0.49(1)        0.48(4)
                                        ------         ------
                                        $ 1.18         $ 1.60
                                        ======         ======

(1) This amount includes approximately $0.16 per unit representing return of capital from the assignment of the mortgage on El Lago Apartments.
(2) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest and capital gain from the disposition of the mortgage on Victoria Pointe Apartments-Phase I.
(3) This amount includes approximately $0.37 per Unit representing net principal proceeds from the prepayment of the mortgage on Richardson Road Apartments.
(4) This amount includes approximately $0.11 per Unit representing a one-time distribution of funds that had previously been set aside pending resolution of the Partnership's troubled loans. Also included is approximately $0.01 per Unit representing a return of capital from a partial prepayment of the mortgage on Garden Court Apartments.

     As discussed in Note 4, above, on September 27, 1995, the remaining proceeds from the assignment of El Lago Apartments were received from HUD. Accordingly, in October 1995, a special distribution of $0.02 per Unit was declared. This distribution will be paid to Unitholders on February 1, 1996 in conjunction with the fourth quarter distribution.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                    For the                         For the
                                                                three months ended             nine months ended
                                     Capacity in Which             September 30,                September 30,
Name of Recipient                      Served/Item              1995         1994            1995           1994
-----------------             ----------------------------   ----------   ----------     -----------     ----------
CRIIMI, Inc.                  General Partner/Distribution  $   240,209   $  235,306     $   578,461     $  784,352

AIM Acquisition               Advisor/Asset Management Fee      507,990      513,453       1,534,896      1,551,260
  Partners, L.P.(1)

CRI(2)                        Affiliate of General Partner/       9,224       30,248          71,129        109,225
                                Expense Reimbursement

CRIIMI MAE                    Affiliate of General Partner/      11,519           --          11,519             --
Management, Inc.(2)             Expense Reimbursement

(1)  Of the amounts paid to the Advisor, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of Total
     Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $0 and
     $151,341 for the three months ended September 30, 1995 and 1994, respectively.  CRI/AIM Management, Inc. earned a fee equal to
     $302,682 and $457,239, for the nine months ended September 30, 1995 and 1994, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the
     Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $149,730 and $0, for the three months ended September
     30, 1995 and 1994, respectively.  CRIIMI MAE Services Limited Partnership earned a fee equal to $149,730 and $0, for the nine months ended September 30, 1995 and 1994, respectively.

(2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to
     June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI
     MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursements previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE
     Management, Inc.  The amounts paid to CRI during the three months ended September 30, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
-------
     As of September 30, 1995, the Partnership had invested in 93 insured mortgages with an aggregate amortized cost of approximately $209 million, an aggregate face value of approximately $219 million and an aggregate fair value of approximately $221 million, as discussed below. As of September 30, 1995, the Partnership had committed approximately $318,000 for additional advances on construction loans.

     In April 1995, the Partnership filed a Notice of Default and an Election to Assign with HUD related to the mortgage on El Lago Apartments. On June 22, 1995, the Partnership received approximately $2.1 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $210,000 were received on September 27, 1995.

     As of November 10, 1995, all of the Partnership's mortgage investments were current with respect to the payment of principal and interest except for the fully insured mortgage on Woodland Village Apartments, which was delinquent with respect to the September 1995 payment of principal and interest. On October 31, 1995, the General Partner instructed the servicer of Woodland Village Apartments to file a Notice of Default and an Election to Assign the mortgage with HUD.
The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of these delinquencies.

Results of Operations
---------------------
     Net earnings for the three and nine months ended September 30, 1995 decreased as compared to the corresponding periods in 1994 primarily due to decreases in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994 primarily due to the assignment to HUD of El Lago Apartments in June 1995. Also contributing to these decreases was the conversion of construction loans to permanent loans at lower effective interest rates during 1994.

     Interest and other income decreased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to a reduction in funds available for short term investment during 1995. During the first quarter of 1994, the Partnership had a greater amount of short-term investments, resulting from the temporary investment of disposition proceeds received in late 1993, prior to the distribution of these funds to partners during the first quarter of 1994. Additionally, during the second quarter of 1994, the notes receivable from affiliates were paid off as a result of the prepayment of the mortgage on Richardson Road Apartments and the proceeds were invested in the short term money market prior to the distribution of these proceeds to partners during the third quarter of 1994.

     General and administrative expenses decreased for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994. These decreases were due primarily to a reduction in investor services expenses and annual and quarterly reporting expenses resulting from a reduction in the number of Unitholders.

     Mortgage servicing fees decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to a reduction in the annual servicing fee rates upon completion of the construction periods for several of the Partnership's mortgage investments during the first quarter of 1994. Mortgage servicing fees did not change significantly for the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

three months ended September 30, 1995 as compared to the corresponding period in 1994.

     Gain on mortgage disposition increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Loss on mortgage disposition increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. No gains or losses on mortgage dispositions were recognized for the three months ended September 30, 1995 and 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the first quarter of 1995, the Partnership recognized a gain of $52,730 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments. During the second quarter of 1995, the Partnership recognized a loss of $36,632 as a result of the assignment to HUD of the mortgage on El Lago Apartments.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1995 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1995, as compared to the corresponding period in 1994. This decrease was primarily due to decreases in investment in affiliate and notes receivable and due from affiliates resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement. The decrease in net cash provided by operating activities was also due to a decrease in receivables and other assets during the nine months ended September 30, 1994 resulting from the receipt in January 1994 of accrued, but previously undistributed, interest related to Victoria Pointe Apartments - Phase I. Also contributing to this decrease was a decrease in net earnings, as discussed above.

     Net cash provided by investing activities increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994, principally due to a decrease in mortgage acquisitions and advances on construction loans as a result of the expiration of the Partnership's
reinvestment period.   Also contributing to the increase was the receipt in 1995
of proceeds from the assignment of the mortgage on El Lago Apartments.

     Net cash used in financing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994, as a result of a decrease in distributions paid to partners. Distributions paid to

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

partners during the nine months ended September 30, 1994 included special distributions resulting from the prepayment of the mortgage on Richardson Road Apartments and of previously undistributed accrued interest and gain received in late 1993 from the disposition of the defaulted mortgages on Chapelgate Apartments, Sugar Creek Trace, Cumberland Village, Diamond Ridge, and Victoria Pointe Apartments-Phase I. This compares to the distribution paid to partners during the nine months ended September 30, 1995 of regular cash flow from the fourth quarter of 1994 and the first two quarters of 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

The exhibits filed as part of this report are listed below:

          Exhibit No.               Description
          -----------         -----------------------
             27               Financial Data Schedule

                                    SIGNATURE
                                  ------------

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


November 13, 1995             /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer