Form 10-K
period 1995-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1996-04-01
CIK 753281

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              ------------------

Commission file number             1-11059
                              -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
- -------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             California                          13-3257662
- -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
- -----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                                 (301) 816-2300
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                      which registered
- --------------------------------      ---------------------------
 Depositary Units of Limited            American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 1996, 12,079,389 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $173,583,717.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary Data .   18
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   18

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   18
Item 11.  Executive Compensation  . . . . . . . . . . .   19
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   19
Item 13.  Certain Relationships and Related Transactions  20

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   21

Signatures  . . . . . . . . . . . . . . . . . . . . . .   24

                                     PART I
ITEM 1.   BUSINESS

Development and Description of Business
- ---------------------------------------
     Information concerning the business of American Insured Mortgage Investors
- - Series 85, L.P. (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1995.

Employees
- ---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). CRIIMI MAE was formerly managed by an affiliate of C.R.I., Inc. (CRI).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT), an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a result of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

Competition
- -----------
     In disposing of Insured Mortgages, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Insured Mortgages than the Partnership.

                                     PART I



ITEM 1.   BUSINESS - Continued

     Pursuant to the Sub-advisory Agreement, the Advisor retained a sub-advisor to perform the services required of the Advisor under the Advisory Agreement. Effective September 6, 1991 and through June 30, 1995, CRI/AIM Management, Inc. acted as the sub-advisor. Effective June 30, 1995, CRIIMI MAE Services Limited Partnership was engaged to act as the sub-advisor. From September 6, 1991 through June 30, 1995, CRI/AIM Management, Inc. also performed advisory services for American Insured Mortgage Investors (AIM 84), American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P.
- - Series 88 (AIM 88), as well as the Partnership (collectively, the AIM Partnerships). Subsequent to June 30, 1995, CRIIMI MAE Services Limited Partnership also performs advisory services for the AIM Partnerships. CRI also served as a general partner of the adviser to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of the AIM Partnerships.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE or one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, including CRI Liquidating REIT, Inc., is attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
- -------------------------------------------------------------
     From July 15, 1986 through July 6, 1989, the Partnership's Depositary Units of Limited Partnership Interest (Units) were included in the NASDAQ National Market System. From July 7, 1989 through April 7, 1992, the Units were traded in the over-the-counter market and quoted on the NASDAQ quotation system under the symbol "AIMBZ."

     Since April 8, 1992, the Units have traded on the American Stock Exchange
(AMEX) with a trading symbol of AII.

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1995 and 1994 were as follows:

                                                       Amount of
                                     1995            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31,                    $14 7/8   $13            $ 0.36
 June 30,                      14 7/8    13 3/4          0.33
 September 30,                 14 3/4    14              0.49 (1)
 December 31,                  14 3/4    14 1/4          0.36 (2)
                                                       ------
                                                       $ 1.54
                                                       ======

                                                       Amount of
                                     1994            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31,                    $15 7/8   $13 5/8        $ 0.39 (3)
 June 30,                      15 3/8    13 3/4          0.73 (4)
 September 30,                 15 1/8    14              0.48 (5)
 December 31,                  14 1/2    12 7/8          0.36
                                                       ------
                                                       $ 1.96
                                                       ======

 (1) This amount includes approximately $0.16 per Unit representing net proceeds from the assignment of the mortgage on El Lago Apartments.
 (2) This amount includes approximately $0.02 per Unit representing additional proceeds from the assignment of the mortgage on El Lago Apartments.
 (3) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgage on Victoria Pointe Apartments-Phase I.
 (4) This amount includes approximately $0.37 per Unit representing net principal proceeds from the prepayment of the mortgage on Richardson Road Apartments.
 (5) This amount includes approximately $0.11 per Unit representing a one-time distribution of funds that had previously been set aside, pending resolution of the Partnership's troubled loans. Also included is approximately $0.01 per Unit representing a return of capital from a partial prepayment of the mortgage on Garden Court Apartments.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

     The Partnership's Dividend Reinvestment Plan (the Plan) was amended effective January 1, 1994 to exclude the amount of any special distributions from reinvestment under the Plan. A check will be issued to Plan Participants for the amount of any special distributions. The regular cash flow distributions will continue to be automatically reinvested under the Plan in additional Units as in the past.

                               Approximate Number of Unitholders
   Title of Class                   as of December 31, 1995
- --------------------           ---------------------------------
Depositary Units of Limited
  Partnership Interest                          13,400

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                   For the Years Ended December 31,
                                               1995         1994       1993         1992       1991
                                             --------     --------   --------     --------   --------
Income                                       $ 18,589     $ 19,167   $ 19,202     $ 18,694   $ 19,490

Net gains (losses) on mortgage
  dispositions and loan losses                     36         (151)     2,636         (652)    (2,975)

Net earnings                                   15,903       16,155     19,058       15,313     12,808

Net earnings per Limited
  Partnership Unit (1)                           1.27         1.29       1.52         1.22       1.02

Distributions per Limited
  Partnership Unit (1)(2)                        1.54         1.96      1.775         1.13     1.2645


                                                               As of December 31,
                                               1995         1994       1993         1992       1991
                                             --------     --------   --------     --------   --------
Total assets                                 $225,691     $214,823   $227,937     $229,616   $227,207

Partners' equity                              220,681      209,557    221,504      224,758    223,649

(1)  Calculated based upon the weighted average number of Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1995, 1994, 1993, 1992 and 1991, which were paid subsequent to year end.  See Notes 3 and 7 of the notes to the financial statements of the
     Partnership contained in Item 8, "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1995, 1994 and 1993, and the balance sheet data as of December 31, 1995 and 1994, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1992 and 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
- -------
     American Insured Mortgage Investors - Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. During the period from March 8, 1985 (the initial closing date of the Partnership's public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $241,587,780 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 3.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and First Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

     At a special meeting of the limited partners and Unitholders, as defined in the Partnership Agreement, of the Partnership held on September 4, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acted as the assignor limited partner in the Partnership. Additionally, on September 6, 1991, the interest of the former associate general partner (0.1%) was purchased by the Partnership pursuant to the terms of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner was C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE, CRIIMI MAE Services Limited Partnership, acquired the Sub-advisory Agreement. As a result of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1993, and subject to the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association,

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


the Government National Mortgage Association (GNMA), Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation. As of December 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by FHA or fully insured Acquired Insured Mortgages.

     After the expiration of the Partnership's reinvestment period on December 31, 1993, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

Investment in Insured Mortgages
- -------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed
  Securities
- ---------------------------------------------------------------
     As of December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 66 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $157,656,694, an aggregate face value of $164,397,459, and an aggregate fair value of $169,460,375. As of December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 67 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $161,032,201, an aggregate face value of $168,027,076 and an aggregate fair value of $159,581,791.

     The Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security as of December 31, 1995 and 1994. As of December 31, 1995, this investment had an amortized cost of $10,666,346, a face value of $10,760,496, and a fair value of $10,925,754. As of December 31, 1994, this investment had an amortized cost of $10,708,771, a face value of $10,804,299 and a fair value of $10,345,301.

     As of March 27, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Country Club Apartments, which is delinquent with respect to the March 1996 payment of principal and interest, and the mortgage on Woodland Village Apartments, for which payments of principal and interest have been received through September 1995. On October 31, 1995, the General Partner instructed the servicer of the mortgage on Woodland Village Apartments to file a Notice of Default and Election to Assign the mortgage with HUD. The Partnership expects to receive 90% of the proceeds by the end of the second quarter of 1996 with the remaining balance to be received prior to the end of 1996. The General Partner does not anticipate a

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


material adverse impact on the Partnership's financial statements as a result of this delinquency or assignment.

     During March 1996, one of the investors in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to the Insured Mortgage after a notice of default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in March 1996. The net settlement proceeds are expected to be distributed to investors in August 1996.

     In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured Mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest.

Mortgage Dispositions
- ---------------------
     During the years ended December 31, 1995, 1994 and 1993, the Partnership disposed of the following fully insured Insured Mortgages. The Partnership reinvested the net disposition proceeds from the 1993 mortgage dispositions in fully insured Acquired Insured Mortgages. The Partnership distributed the net disposition proceeds from the 1994 and 1995 dispositions to the partners. As discussed in Note 8 to the financial statements, the mortgage on Richardson Road Apartments was prepaid during 1994. No gain or loss was recognized, however, because this mortgage investment was transferred to an affiliate effective December 31, 1991.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                                                                        Financial
                                                                                        Statement
                                      Year of           Type of         Net Carrying       Net         Gain/(Loss)
     Complex Name                   Disposition       Disposition           Value       Proceeds       Recognized
     ------------                   -----------     ---------------     ------------   ----------     ------------
El Lago Apartments(b)                1995           Assignment          $  2,298,253   $2,281,588     $    (16,665)
Dearborn Place Apts.(a)              1995(g)        Sale of
                                                     defaulted loan               --       52,730           52,730
Sugar Creek Trace (a)                1994(f)        Sale of
                                                     defaulted loan               --          --           (71,181)(f)
Urban Village Apts.(29%)(a)          1993(c)        Assignment             4,609,381    4,601,656           (7,725)
Columbus Square Apts.(b)             1993           Assignment             1,754,265    1,952,218          197,953
Westmount Apts.(b)                   1993           Assignment             1,187,204    1,533,622          346,418
Chapelgate Apts.(b)                  1993           Sale of
                                                     defaulted loan          682,731      901,171          218,440
Cumberland Village (b)               1993           Sale of
                                                     defaulted loan        1,520,268    1,955,663          435,395
Sugar Creek Trace (a)                1993           Sale of
                                                     defaulted loan        3,433,622    3,684,017          250,395
Diamond Ridge (a)                    1993           Sale of
                                                     defaulted loan        5,372,192    5,532,686          160,494
Dearborne Place Apts.(a)             1993           Sale of
                                                     defaulted loan               --      248,696(e)       248,696
Clark and Elm Apts.(a)(d)            1993           Sale of
                                                     defaulted loan               --      132,507(e)       132,507


(a)  Disposition of an Originated Insured Mortgage.
(b)  Disposition of an Acquired Insured Mortgage.
(c)  Approximately 70% of the proceeds were received in 1992.  The remaining assignment proceeds were received from HUD in March
     1993.
(d)  Represents the Partnership's 55% ownership interest in the mortgage. The remaining 45% interest in the mortgage was owned by
     American Insured Mortgage Investors, an affiliate of the Partnership.
(e)  Represents additional proceeds received resulting from an adjustment to the 1992 sales price.
(f)  Represents a payment made on final settlement of the mortgage disposition.
(g)  Represents additional proceeds received resulting from an adjustment to the 1993 sales price.


Coinsured FHA-Insured Certificates
- ----------------------------------
     Under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

Coinsured by affiliate
- ----------------------
     As of December 31, 1995 and 1994, the Partnership had invested in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. These investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

     As of December 31, 1995 and 1994, these investments, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying these mortgages. Therefore, no loan losses were recognized on these investments during the years ended December 31, 1995, 1994 and 1993. As of December 31, 1995 and 1994, these mortgages had an aggregate fair value of $12,034,714 and $11,327,515.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                         Amortized         Face           Amortized         Face
                                            Cost           Value            Cost            Value
                                        December 31,    December 31,     December 31,    December 31,
                                            1995            1995             1994            1994
                                        ------------    ------------     ------------    ------------
            Westlake Village            $  6,473,072    $  6,471,133     $  6,504,367    $  6,502,394
            Waterford Green Apts.          6,511,202       6,526,094        6,474,012       6,489,123

</TABLE

          In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. As of March 1996, the mortgage on Waterford Green is being restated under the HUD 223(a)(7) program converting this mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. Closing is scheduled to occur in mid 1996. The mortgagor is current in its payments of principal and interest under this agreement, as of March 1, 1996.

     Certificates Held for Disposition Under Coinsurance Program
     ------------------------------------------------------------
          As of December 31, 1992, the Partnership, held an investment in one coinsured mortgage, which was held for disposition.  In December 1993, the
     Partnership disposed of this coinsured mortgage, as discussed below.

          The following table summarizes the gains/(losses) recognized for coinsured mortgages held for disposition during the years ended December
     31, 1995, 1994 and 1993:


                                     Gains/(Losses) Recognized
                                  1995         1994           1993
                               ---------    ---------      ---------
     Victoria Pointe Apts.
       - Phase I               $      --    $      --      $ 653,073(a)
     1212 North LaSalle               --      (80,173)(b)         --
                               ---------    ---------      ---------
                               $      --    $ (80,173)     $ 653,073
                               =========    =========      =========

     (a) Represents gain recognized in connection with the receipt of approximately $8.7 million as a result of the settlement of the mortgage on Victoria Pointe Apartments - Phase I.

     (b) Represents amount paid by the Partnership for final adjustments to real estate taxes with respect to the property underlying the mortgage on 1212 North LaSalle, which the Partnership had sold in 1992.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Fully Insured FHA-Insured Loans
- -------------------------------
     As of December 31, 1995 and 1994 the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,684,828 and $14,800,502, respectively, an aggregate face value of $17,627,453 and $17,833,049, respectively, and an aggregate fair value of $18,388,369 and $16,920,898, respectively.

     As of December 31, 1995 and 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,123,855 and $13,210,344, respectively, an aggregate face value of $12,766,486 and $12,844,664, respectively, and an aggregate fair value of $13,160,443 and $12,412,621, respectively.

     As of March 27, 1996, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1995, 1994 and 1993, the Partnership received $64,676, $35,314 and $24,153 respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

Results of Operations
- ---------------------
1995 versus 1994
- ----------------
     Net earnings decreased for 1995 as compared to 1994 primarily due to a decrease in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased for 1995 as compared to 1994 primarily due to the assignment to HUD of the mortgage on El Lago Apartments in June 1995. Also contributing to the decrease was the conversion of construction loans to permanent loans at lower effective interest rates during 1994.

     Interest and other income decreased for 1995 as compared to 1994 primarily due to a reduction in funds available for short- term investment during 1995. During the first quarter of 1994, the Partnership had a greater amount of short-term investments, resulting from the temporary investment of disposition proceeds received in late 1993, prior to the distribution of these funds to partners during the first quarter of 1994. Additionally, during the second quarter of 1994, the notes receivable from affiliates were paid off as a result of the prepayment of the mortgage on Richardson Road Apartments and the proceeds were invested in the short-term money market prior to the distribution of these proceeds to partners during the third quarter of 1994.

     Asset management fee to related parties decreased for 1995 as compared to 1994 as a result of the reduction in the mortgage base during 1995 and 1994.

     General and administrative expenses decreased for 1995 as compared to 1994 primarily due to a decrease in investor services expenses and annual and quarterly reporting expenses resulting from a reduction in the number of

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


registered holders. Also contributing to the decrease in general and administrative expenses was a reduction in payroll and payroll-related expenses as a result of the stabilization of the Partnership's mortgage portfolio as well as a reduction in the mortgage base.

     Mortgage servicing fees decreased for 1995 as compared to 1994 primarily due to a reduction in annual servicing fee rates upon the completion of the construction periods for several mortgage investments during 1994 as well as a reduction in the mortgage base.

     Net gains on mortgage dispositions increased for 1995 as compared to 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts and the proceeds of mortgage investments disposed of during the period. During 1995, the Partnership recognized a gain of $52,730 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments, and recognized a loss of $16,665 as a result of the assignment to HUD of the mortgage on El Lago Apartments.

1994 versus 1993
- ----------------
     Net earnings for 1994 decreased as compared to 1993 primarily due to a decrease in net gains on the disposition of mortgage investments, and a decrease in interest and other income, as discussed below. These decreases were partially offset by an increase in mortgage investment iocome.

     Mortgage investment income increased for 1994 as compared to 1993 primarily due to an increase in the mortgage base as a result of mortgage acquisitions and construction loan advances during late 1993 and 1994.

     Interest and other income decreased for 1994 as compared to 1993 primarily due to interest accrued and received on the coinsurance claim related to the Insured Mortgage on 1212 North LaSalle during 1993. The decrease in interest and other income was also attributable to a reduction in funds available for short-term investment during 1994. The Partnership had a greater amount of short-term investments during early 1993, resulting from the temporary investment of disposition proceeds received in 1992 and 1993, pending the acquisition of Insured Mortgages.

     Asset management fee to related parties increased for 1994 as compared to 1993 due to the increase in the Partnership's mortgage base as a result of mortgage acquisitions which occurred during late 1993 and 1994, as discussed above.

     General and administrative expenses decreased for 1994 as compared to 1993 primarily due to a reduction in legal expenses.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     Mortgage servicing fees increased for 1994 as compared to 1993 primarily due to an increase in the Partnership's mortgage base, as discussed above.

     Net gains on mortgage dispositions decreased in 1994 as compared to 1993 primarily due to fewer mortgage dispositions during 1994.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1995 to meet operating requirements.

     Prior to January 1, 1994, the basis for paying distributions to Unitholders was cash flow from operations, which includes regular interest income and principal from Insured Mortgages and gains, if any, from mortgage dispositions. Effective January 1, 1994, the Partnership began distributing net principal proceeds from mortgage dispositions to Unitholders. Consequently, the size of the Partnership's portfolio will decrease. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds as reflected in the preceding table.

Cash flow - 1995 versus 1994
- ----------------------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994. This decrease was primarily due to a decrease in receivables and other assets during 1994 resulting from the receipt in January 1994 of accrued, but previously undistributed, interest related to Victoria Pointe Apartments - Phase
I. Also contributing to this decrease were decreases in mortgage investment income and other investment income, as previously discussed.

     Net cash provided by investing activities increased for 1995 as compared to 1994, principally due to a decrease in mortgage acquisitions and advances on construction loans as a result of the expiration of the Partnership's
reinvestment period.   Also contributing to the increase was the receipt in 1995
of proceeds from the assignment to HUD of the mortgage on El Lago Apartments. Partially offsetting the increase in net cash provided by investing activities was the non-recurring payment of notes receivable from affiliates and dividends from IFI, as a result of the prepayment of the mortgage on Richardson Road Apartments during 1994.

     Net cash used in financing activities decreased for 1995 as compared to 1994, as a result of a decrease in distributions paid to partners.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Distributions paid to partners during 1994 included special distributions resulting from the prepayment of the mortgage on Richardson Road Apartments, the receipt of previously undistributed accrued interest and gain received in late 1993 from the disposition of the defaulted mortgages on Chapelgate Apartments, Sugar Creek Trace, Cumberland Village, Diamond Ridge, and Victoria Pointe Apartments-Phase I. This compares to the distribution paid to partners during 1995 which included special distributions of net proceeds from the assignment of the mortgage on El Lago Apartments.

Cash flow - 1994 versus 1993
- ----------------------------
     Net cash provided by operating activities increased for 1994 as compared to 1993, primarily due to the receipt in January 1994 of accrued, but previously undistributed, interest related to Victoria Pointe Apartments-Phase I. The increase was also attributable to an increase in mortgage investment income, offset by a decrease in interest and other income, as previously described.
Also contributing to the increase in net cash provided by operating activities was a decrease in accounts payable during 1993 as a result of the repayment of funds erroneously paid by an unaffiliated third party to the Partnership during late December 1992.

     Net cash used in investing activities increased for 1994 as compared to 1993 principally due to an increase in mortgage acquisitions, net of mortgage dispositions. During 1994, net mortgage acquisitions were approximately $9.7 million, as compared to approximately $4.5 million during 1993. Partially offsetting the increase in net mortgage acquisitions was the receipt of approximately $3.5 million in connection with the paydown of notes receivable from affiliates and dividends of approximately $1.1 million from IFI.

     Net cash used in financing activities increased for 1994 as compared to 1993, as a result of an increase in distributions paid to partners. Distributions paid to partners increased in 1994 primarily due to the special distributions resulting from the prepayment of the mortgage on Richardson Road Apartments and receipt of previously undistributed accrued interest and gain received in late 1993 from the disposition of the defaulted mortgages on Chapelgate Apartments, Sugar Creek Trace, Cumberland Village, Diamond Ridge, and Victoria Pointe Apartments-Phase I. Additionally, during 1994, the Partnership made a one-time distribution of funds previously set aside for troubled loans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is on pages 29 through 62.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
               Continued

June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner was CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, the adviser no longer advises CRIIMI MAE.

     Effective September 6, 1991, the General Partner succeeded the former general partners to become the sole general partner of the Partnership. The General Partner also purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, the Advisor succeeded Integrated Funding, Inc.
(IFI) as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991, and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

     The General Partner is also the general partner of AIM 84, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 3 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

                                 PART III

     As of December 31, 1995, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1995, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 3 of the notes to the financial statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is incorporated herein by reference.

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the former general partners or the current General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:
                                                                        Page
     Description                                                       Number
     ----------------                                             --------------

     Balance Sheets as of December 31, 1995
       and 1994                                                            27
     Statements of Operations for the years ended
       December 31, 1995, 1994, and 1993                                   28

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1995, 1994 and
       1993                                                                29

     Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                                    30

     Notes to Financial Statements                                         31


     (a)(2)  Financial Statement Schedules:

          IV - Mortgage Loans on Real Estate

               All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

     (a)(3)  Exhibits:

      3. Amended and Restated Certificates of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-11 (No. 2-93294) dated January 28, 1985 (such Registration Statement, as amended, is referred to herein as the "Registration Statement").

      4. Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 3 to the Registration Statement.

      4.(a) Amendment No. 1 to the Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 4(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

      4.(b) Amendment No. 2 to the Second Amended and Restated Partnership Agreement is incorporated by reference to exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

      4.(c) Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990, incorporated by reference to Exhibit 4(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

             10.(a)    Escrow Agreement, dated January 14, 1985, among the
               Partnership, the Managing General Partner and Integrated Resources Marketing, Inc., incorporated by reference to Exhibit 10(a) to the Registration Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM  8-K - Continued

     10.(b) Amended and Restated Origination and Acquisition Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(b) to the Registration Statement.

     10.(c) Amended and Restated Management Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(c) to the Registration Statement.

     10.(d) Amended and Restated Disposition Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(d) to the Registration Statement.

     10.(e) Agreement, dated as of January 8, 1985, among the former managing general partner, the former associate general partner and Integrated Resources, Inc., incorporated by reference to Exhibit 10(e) to the Registration Statement.

     10.(f) Reinvestment Plan, incorporated by reference to the Prospectus contained in the Registration Statement.

     10.(h) Declaration of Trust and Pooling Servicing Agreement dated as of July 1, 1982 as to Pass-Through Certificates, is incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

     10.(i) Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.(j) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.(k) Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to
               Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.(l) Amendment to Partnership Agreement dated September 4, 1991. incorporated by reference to Exhibit 28(c), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

     10.(m) Non-negotiable promissory note from American Insured Mortgage Investors L.P. - Series 86 in the amount of $1,737,722 dated December 31, 1991, incorporated by reference to Exhibit 28(d), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

     10.(n) Non-negotiable promissory note from American Insured Mortgage Investors L.P. - Series 88 in the amount of $1,784,688 dated December 31, 1991, incorporated by reference to Exhibit 28(e), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM  8-K - Continued

     10.(o) Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(f) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

     10.(p) Expense Reimbursement Agreement by and among Integrated Funding Inc. and the Partnership, American Insured Mortgage Investors L.P. - Series 86, and American Insured Mortgage Investors L.P. - Series 88, effective December 31, 1992, incorporated by reference to Exhibit 28(g) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     10.(q) Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $319,074.67 dated April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.(r) Amendment to Reimbursement Agreement by and among Integrated Funding Inc. and the Partnership, American Insured Mortgage Investors L.P. - Series 86, and American Insured Mortgage Investors L.P. - Series 88, effective April 1, 1994, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

     27.       Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.

               All other items are not applicable.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                                INVESTORS - SERIES 85, L.P. (Registrant)

                               By:CRIIMI, Inc.
                              General Partner

March 28, 1996                /s/ William B. Dockser
- ---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 28, 1996                /s/ H. William Willoughby
- ---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 28, 1996                /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 28, 1996                /s/ Garrett G. Carlson, Sr.
- ---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 28, 1996                /s/ Larry H. Dale
- ---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 28, 1996                /s/ G. Richard Dunnells
- ---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 28, 1996                /s/ Robert F. Tardio
- ---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              Financial Statements as of December 31, 1995 and 1994

            and for the Years Ended December 31, 1995, 1994 and 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

     As explained in Note 2 of the Notes to the Financial Statements, effective January 1, 1994, the Partnership changed its method of accounting for its investments in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 22, 1996

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                              December 31,   December 31,
                                                  1995           1994
                                              ------------   ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
  Acquired insured mortgages                  $169,460,375   $159,581,791
  Originated insured mortgages                  22,960,468     21,672,516
                                              ------------   ------------
                                               192,420,843    181,254,307
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Acquired insured mortgages                    14,684,828     14,800,502
  Originated insured mortgages                  13,123,855     13,210,344
                                              ------------   ------------
                                                27,808,683     28,010,846

Cash and cash equivalents                        3,368,700      3,462,825

Receivables and other assets                     1,775,746      1,775,797

Investment in affiliate                            317,151        319,075
                                              ------------   ------------
     Total assets                             $225,691,123   $214,822,850
                                              ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                         $  4,525,104   $  4,525,104

Accounts payable and accrued expenses              163,737        300,932

Note payable and due to affiliate                  320,920        439,433
                                              ------------   ------------
     Total liabilities                           5,009,761      5,265,469
                                              ------------   ------------
Partners' equity:
  Limited partners' equity                     210,842,615    214,162,478
  General partner's deficit                     (1,274,782)    (1,140,053)
  Net unrealized gains (losses)
   on investment in FHA-Insured
   Certificates and GNMA Mortgage-
   Backed Securities                            11,113,529     (3,465,044)
                                              ------------   ------------
     Total partners' equity                    220,681,362    209,557,381
                                              ------------   ------------
     Total liabilities and partners' equity   $225,691,123   $214,822,850
                                              ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                                      STATEMENTS OF OPERATIONS

                                                   For the years ended December 31,
                                               1995            1994            1993
                                           ------------    ------------    ------------
     Income:
       Mortgage investment income          $ 18,404,737    $ 18,640,699    $ 17,309,389
       Interest and other income                183,846         526,002       1,893,069
                                           ------------    ------------    ------------
                                             18,588,583      19,166,701      19,202,458
                                           ------------    ------------    ------------
     Expenses:
       Asset management fee to related
         parties                              2,042,886       2,064,713       2,025,123
       General and administrative               367,821         444,848         480,206
        Mortgage servicing fees                 288,010         333,818         274,673
       Interest expense to affiliate             23,133          17,350              --
                                           ------------    ------------    ------------
                                              2,721,850       2,860,729       2,780,002
                                           ------------    ------------    ------------
     Earnings before gains (losses)
       on mortgage dispositions              15,866,733      16,305,972      16,422,456

     Mortgage dispositions:
       Gains                                     52,730              --       2,643,371
       Losses                                   (16,665)       (151,354)         (7,725)
                                           ------------    ------------    ------------
     Net earnings                          $ 15,902,798    $ 16,154,618    $ 19,058,102
                                           ============    ============    ============

     Net earnings allocated to:
       Limited partners -96.1%             $ 15,282,589    $ 15,524,588    $ 18,314,836
       General partner - 3.9%                   620,209         630,030         743,266
                                           ------------    ------------    ------------
                                           $ 15,902,798    $ 16,154,618    $ 19,058,102
                                           ============    ============    ============

     Net earnings per Limited
       Partnership Unit                    $       1.27    $       1.29    $       1.52
                                           ============    ============    ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                For the years ended December 31, 1995, 1994 and 1993



                                                                                  Unrealized         Unrealized
                                                                                     Gains             Losses
                                                                                on Investment      on Investment
                                                                               in FHA-Insured     in FHA-Insured
                                                                                Certificates        Certificates
                                                                                  and GNMA            and GNMA        Total
                                                 General         Limited      Mortgage-Backed    Mortgage-Backed    Partners'
                                                 Partner         Partners        Securities         Securities       Equity
                                              -------------    ------------  ----------------    ---------------  ------------
Balance, January 1, 1993                      $    (682,379)   $225,440,050  $             --    $            --  $224,757,671

  Net earnings                                      743,266      18,314,836                --                 --    19,058,102

  Distributions paid or accrued of
    $1.775 per Unit, including return
    of capital of $0.26 per Unit                   (870,140)    (21,441,149)               --                 --   (22,311,289)
                                              -------------    ------------  ----------------    ---------------  ------------

Balance, December 31, 1993                         (809,253)    222,313,737                --                 --   221,504,484

  Net earnings                                      630,030      15,524,588                --                 --    16,154,618

  Distributions paid or accrued of
    of $1.96 per Unit, including return
    of capital of $0.67 per Unit                   (960,830)    (23,675,847)               --                 --   (24,636,677)

  Unrealized gains/(losses)on investments
    in FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities                      --              --         5,177,224         (8,642,268)   (3,465,044)
                                              -------------    ------------  ----------------    ---------------  ------------
Balance, December 31, 1994                       (1,140,053)    214,162,478         5,177,224         (8,642,268)  209,557,381

  Net earnings                                      620,209      15,282,589                --                 --    15,902,798

  Distributions paid or accrued of
    of $1.54 per Unit, including return
    of capital of $0.27 per Unit                   (754,938)    (18,602,452)               --                 --   (19,357,390)

  Adjustment to unrealized gains/
    losses on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                                    --              --         6,982,335          7,596,238    14,578,573
                                              -------------    ------------  ----------------    ---------------  ------------
Balance, December 31, 1995                    $  (1,274,782)   $210,842,615  $     12,159,559     $   (1,046,030) $220,681,362
                                              =============    ============  ================    ===============  ============

Limited Partnership Units outstanding -
  December 31, 1995, 1994 and 1993                               12,079,514
                                                               ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                              STATEMENTS OF CASH FLOWS

                                                         For the years ended December 31,
                                                      1995           1994                1993
                                                  ------------   ------------        ------------
Cash flows from operating activities:
  Net earnings                                    $ 15,902,798   $ 16,154,618        $ 19,058,102
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Losses on mortgage dispositions                     16,665        151,354               7,725
    Gains on mortgage dispositions                     (52,730)            --          (2,643,371)
    Payments made and treated as an
      addition to Assets Held for Sale
      Under Coinsurance Program/mortgage
      investment income accrued/accreted
      on AHFS                                               --             --            (221,763)
    Changes in assets and liabilities:
        (Decrease) increase in accounts
          payable and accrued expenses                (137,195)        27,957          (1,002,602)
        Decrease in receivables
          and other assets                                  51      1,375,525              76,300
     Increase in notes receivable from
       affiliates                                           --             --             (13,811)
     (Decrease) increase in due to affiliate          (118,513)       120,358                  --
     Decrease in investment in affiliate                 1,924             --               1,658
                                                  ------------   ------------        ------------
        Net cash provided by operating
          activities                                15,613,000     17,829,812          15,262,238
                                                  ------------   ------------        ------------
Cash flows from investing activities:
  Proceeds from disposition of Insured
    Mortgages                                        2,334,318             --          20,542,236
  Receipt of mortgage principal from
    scheduled payments                               1,315,947      1,302,622             835,386
  Investment in Insured Mortgages
    and advances on construction loans                      --     (9,739,490)        (50,265,892)
  Payments made in connection with mortgage
    dispositions                                            --       (151,354)                 --
  Principal payments on notes receivable
    from affiliates                                         --      3,522,411                  --
  Dividends from affiliate investee                         --      1,097,118                  --
  Proceeds from the disposition of
    Assets Held for Sale Under Coinsurance
    Program                                                 --             --           8,692,863
  Proceeds received from HUD                                --             --          16,476,527
  Proceeds from short-term investments                      --             --           1,001,230
                                                  ------------   ------------        ------------
        Net cash provided by (used in)
          investing activities                       3,650,265     (3,968,693)         (2,717,650)
                                                  ------------   ------------        ------------
Cash flows from financing activities:
  Distributions paid to partners                   (19,357,390)   (26,270,742)        (19,734,494)
                                                  ------------   ------------        ------------
Net decrease in cash and cash equivalents              (94,125)   (12,409,623)         (7,189,906)

Cash and cash equivalents, beginning of year         3,462,825     15,872,448          23,062,354
                                                  ------------   ------------        ------------
Cash and cash equivalents, end of year            $  3,368,700   $  3,462,825        $ 15,872,448
                                                  ============   ============        ============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 3.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and First Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as the former general partners.

     At a special meeting of the limited partners and Unitholders of the Partnership held on September 4, 1991, a majority of these interests approved, among other items, assignment of the general partner interests in the Partnership. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner was C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     Also on September 6, 1991, AIM Acquisition Partners, L.P., (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1993, and subject to the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Since the expiration of the Partnership's reinvestment period on December 31, 1993, the Partnership is required to distribute such proceeds to its

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION - Continued

Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Method of Accounting
     --------------------
          The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

          Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          Prior to January 1, 1994, the Partnership accounted for its investment in mortgages at amortized cost in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance, at the time of purchase, is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued, less amortization of the premium.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. The Partnership adopted this statement as of January 1, 1994. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1995, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 14 years, on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1995 and 1994, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest.

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reclassification
     ----------------
          Certain amounts in the financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying statements of operations since they are the personal responsibility of the Unitholders.

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the years ended December 31, 1995, 1994 and 1993.

3.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1995, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                      Capacity in Which              For the years ended December 31,
Name of Recipient                        Served/Item               1995          1994          1993
                                ----------------------------    ----------    ----------    ----------
CRIIMI, Inc.(1)                 General Partner/Distribution    $  754,938    $  960,830    $  870,140

AIM Acquisition                 Advisor/Asset Management Fee     2,042,886     2,064,713     2,025,123
  Partners, L.P.(2)

CRI(3)                          Affiliate of General Partner/       71,129       140,960       172,129
                                  Expense Reimbursement

CRIIMI MAE                      Affiliate of General Partner/       28,087            --            --
Management, Inc.(3)               Expense Reimbursement


(1)  The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive
     3.9% of the Partnership's income, loss, capital and distributions including, without limitation, the Partnership's Adjusted
     Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     The principal officers of the General Partner for the period January 1, 1993 through December 31, 1995 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

(2)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
     is entitled to a fee equal to 0.28% of Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $302,682, $608,580 and $596,903, for the six months ended June 30, 1995 and for the years ended December 31, 1994 and 1993, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE
     Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited
     Partnership earned a fee equal to $299,460  for the six months ended December 31, 1995.  No fees were earned by CRIIMI MAE
     Services Limited Partnership for the years ended December 31, 1994 and 1993.

(3)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to
     June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI
     MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement, previously paid by the Partnership to CRI in connection with the provision of services by the Sub-
     advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.



4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                As of December 31, 1995           As of December 31, 1994
                                                  Amortized         Fair            Amortized       Fair
                                                    Cost            Value             Cost          Value
                                               ------------     ------------     ------------    ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities:
  Acquired insured mortgages                   $157,656,694     $169,460,375     $161,032,201    $159,581,791
  Originated insured mortgages                   23,650,620       22,960,468       23,687,150      21,672,516
                                               ------------     ------------     ------------    ------------
                                               $181,307,314     $192,420,843     $184,719,351    $181,254,307
                                               ============     ============     ============    ============
Investment in FHA-Insured Loans:
  Acquired insured mortgages                    $14,684,828      $18,388,369     $ 14,800,502    $ 16,920,898
  Originated insured mortgages                   13,123,855       13,160,443       13,210,344      12,412,621
                                               ------------     ------------     ------------    ------------
                                                $27,808,683      $31,548,812     $ 28,010,846    $ 29,333,519
                                               ============     ============     ============    ============

Cash and cash equivalents                      $  3,368,700     $  3,368,700     $  3,462,825    $  3,462,825
                                               ============     ============     ============    ============
Accrued interest receivable                    $  1,567,816     $  1,567,816     $  1,556,361    $  1,556,361
                                               ============     ============     ============    ============

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates, GNMA Mortgage-Backed
       Securities and FHA-Insured Loans
     ------------------------------------------------------------
          The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed
     Securities and FHA-Insured Loans is based on quoted market prices.   In
     order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the mortgage. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED
       SECURITIES

     Fully Insured FHA-Insured Certificates and GNMA Mortgage-
       Backed Securities
     ---------------------------------------------------------
     As of December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 66 FHA-Insured

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $157,656,694, an aggregate face value of $164,397,459, and an aggregate fair value of $169,460,375. As of December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 67 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $161,032,201, an aggregate face value of $168,027,076 and an aggregate fair value of $159,581,791.

     The Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security as of December 31, 1995 and 1994. As of December 31, 1995, this investment had an amortized cost of $10,666,346, a face value of $10,760,496, and a fair value of $10,925,754. As of December 31, 1994, this investment had an amortized cost of $10,708,771, a face value of $10,804,299 and a fair value of $10,345,301.

     As of March 27, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Country Club Apartments, which is delinquent with respect to the March 1996 payment of principal and interest, and the mortgage on Woodland Village Apartments, for which payments of principal and interest have been received through September 1995. On October 31, 1995, the General Partner instructed the servicer of the mortgage on Woodland Village Apartments to file a Notice of Default and Election to Assign the mortgage with HUD. The Partnership expects to receive 90% of the proceeds by the end of the second quarter of 1996 with the remaining balance to be received prior to December 31, 1996. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of this delinquency or assignment.

     During March 1996, one of the investors in the Harbor View Estates Loan, exercised its right to purchase the Participation interests with respect to Insured Mortgage after a notice of default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in March 1996, which are expected to be distributed to investors in August, 1996.

     During the years ended December 31, 1995, 1994 and 1993, the Partnership disposed of the following fully insured Insured Mortgages. The Partnership reinvested the net disposition proceeds from the 1993 mortgage dispositions in fully insured Acquired Insured Mortgages. The Partnership distributed the net disposition proceeds from the 1994 and 1995 dispositions to the partners. As discussed in Note 8, the mortgage on Richardson Road Apartments was prepaid during 1994. No gain or loss was recognized, however, because this mortgage investment was transferred to an affiliate effective December 31, 1991.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

                                                                                            Financial
                                                                                            Statement
                                       Year of            Type of          Net Carrying        Net         Gain/(Loss)
     Complex Name                    Disposition        Disposition            Value        Proceeds       Recognized
     ------------                    -----------      ---------------      ------------    ----------     ------------
El Lago Apartments(b)                 1995            Assignment           $  2,298,253    $2,281,588     $    (16,665)
Dearborn Place Apts.(a)               1995(g)         Sale of
                                                       defaulted loan                --        52,730           52,730
Sugar Creek Trace (a)                 1994(f)         Sale of
                                                       defaulted loan                --           --           (71,181)(f)
Urban Village Apts.(29%)(a)           1993(c)         Assignment              4,609,381     4,601,656           (7,725)
Columbus Square Apts.(b)              1993            Assignment              1,754,265     1,952,218          197,953
Westmount Apts.(b)                    1993            Assignment              1,187,204     1,533,622          346,418
Chapelgate Apts.(b)                   1993            Sale of
                                                       defaulted loan           682,731       901,171          218,440
Cumberland Village (b)                1993            Sale of
                                                       defaulted loan         1,520,268     1,955,663          435,395
Sugar Creek Trace (a)                 1993            Sale of
                                                       defaulted loan         3,433,622     3,684,017          250,395
Diamond Ridge (a)                     1993            Sale of
                                                       defaulted loan         5,372,192     5,532,686          160,494
Dearborne Place Apts.(a)              1993            Sale of
                                                       defaulted loan                --       248,696(e)       248,696
Clark and Elm Apts.(a)(d)             1993            Sale of
                                                       defaulted loan                --       132,507(e)       132,507

(a)  Disposition of an Originated Insured Mortgage.
(b)  Disposition of an Acquired Insured Mortgage.
(c)  Approximately 70% of the proceeds were received in 1992.  The remaining assignment proceeds were received from HUD in March
     1993.
(d)  Represents the Partnership's 55% ownership interest in the mortgage. The remaining 45% interest in the mortgage was owned by
     American Insured Mortgage Investors, an affiliate of the Partnership.
(e)  Represents additional proceeds received resulting from an adjustment to the 1992 sales price.
(f)  Represents a payment made on final settlement of the mortgage disposition.
(g)  Represents additional proceeds received resulting from an adjustment to the 1993 sales price.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

Coinsured FHA-Insured Certificates
- ----------------------------------
     Under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

Coinsured by affiliate
- ----------------------
     As of December 31, 1995 and 1994, the Partnership had invested in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. These investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

     As of December 31, 1995 and 1994, these investments, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying these mortgages. Therefore, no loan losses were recognized on these investments during the years ended December 31, 1995, 1994 and 1993. As of December 31, 1995 and 1994, these mortgages had an aggregate fair value of $12,034,714 and $11,327,515, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

                                                Amortized           Face          Amortized         Face
                                                   Cost             Value           Cost            Value
                                               December 31,      December 31,    December 31,    December 31,
                                                   1995              1995            1994            1994
                                               ------------      ------------    ------------    ------------
            Westlake Village                   $  6,473,072      $  6,471,133    $  6,504,367    $  6,502,394
            Waterford Green Apts.                 6,511,202         6,526,094       6,474,012       6,489,123


     In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. As of March 1996, the mortgage on Waterford Green is being restated under the HUD 223(a)(7) program converting this mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. Closing is scheduled to occur in mid 1996. The mortgagor is current in its payments of principal and interest under this agreement as of March 1, 1996.

Certificates Held for Disposition Under Coinsurance Program
- -----------------------------------------------------------
     As of December 31, 1992, the Partnership, held an investment in one coinsured mortgage, which was held for disposition. In December 1993, the Partnership disposed of this coinsured mortgage, as discussed below.

     The following table summarizes the gains (losses) recognized for coinsured mortgages held for disposition during the years ended December 31, 1995, 1994 and 1993:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

                                  Gains/(Losses) Recognized
                               1995         1994           1993
                           -----------   ----------     ----------
Victoria Pointe Apts.
  - Phase I                $        --   $       --     $  653,073(a)
1212 North LaSalle                  --      (80,173)(b)         --
                           -----------   ----------     ----------
                           $        --   $  (80,173)    $  653,073
                           ===========   ==========     ==========

          (a) Represents gain recognized in connection with the receipt of approximately $8.7 million as a result of the settlement of the mortgage on Victoria Pointe Apartments - Phase I.

          (b) Represents amount paid by the Partnership for final adjustments to real estate taxes with respect to the property underlying the mortgage on 1212 North LaSalle, which the Partnership had sold in 1992.

6.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          As of December 31, 1995 and 1994 the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,684,828 and $14,800,502, respectively, an aggregate face value of $17,627,453 and $17,833,049, respectively, and an aggregate fair value of $18,388,369 and $16,920,898, respectively.

          As of December 31, 1995 and 1994, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,123,855 and $13,210,344, respectively, an aggregate face value of $12,766,486 and $12,844,664, respectively, and an aggregate fair value of $13,160,443 and $12,412,621, respectively.

          As of March 27, 1996, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1995, 1994 and 1993, the Partnership received $64,676, $35,314 and $24,153, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1995, 1994 and 1993 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                    1995      1994      1993
                                   ------    ------    ------
     Quarter ended March 31,       $0.36     $0.39(3)  $0.420(6)
     Quarter ended June 30,         0.33      0.73(4)   0.300
     Quarter ended September 30,    0.49(1)   0.48(5)   0.565(7)
     Quarter ended December 31,     0.36(2)   0.36      0.490(8)
                                   -----     -----     ------
                                   $1.54     $1.96     $1.775
                                   =====     =====     ======


(1) This amount includes approximately $0.16 per Unit representing net proceeds from the assignment of the mortgage on El Lago Apartments.
(2) This amount includes approximately $0.02 per Unit representing additional net proceeds from the assignment of the mortgage on El Lago Apartments.
(3) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgage on Victoria Pointe Apartments-Phase I.
(4) This amount includes approximately $0.37 per Unit representing net principal proceeds from the prepayment of the mortgage on Richardson Road Apartments.
(5) This amount includes approximately $0.11 per Unit representing a one-time distribution of funds that had previously been set aside, pending resolution of the Partnership's troubled loans. Also included is approximately $0.01 per Unit representing a return of capital from a partial prepayment of the mortgage on Garden Court Apartments.
(6) This amount includes approximately $0.05 per Unit representing approximately 29% of the previously undistributed accrued interest from the mortgage on Urban Village Apartments. Also included is approximately $0.05 per Unit representing additional insurance benefits received from the disposition of the coinsured mortgage on Hammond North Apartments.
(7) This amount includes approximately $0.08 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgages on Columbus Square Apartments and Westmount Apartments. Additionally, this amount includes approximately $0.02 per Unit representing additional proceeds received due to an adjustment to the sale price for the 1992 sale of the mortgage on Dearborne Place Apartments and $0.165 per Unit representing previously undistributed accrued interest from the 1212 North LaSalle claim.
(8) This includes a special distribution of $0.19 per Unit comprised of: (i) $0.11 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgages on Chapelgate Apartments, Cumberland Village and Sugar Creek Trace; (ii) $0.04 per Unit representing previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments - Phase I; (iii) $0.03 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgage on Diamond Ridge; and (iv) $0.01 per Unit representing additional proceeds received due to an adjustment to the sale price for the 1992 sale of the mortgage on Clark and Elm Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

8.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES,
       NOTE PAYABLE TO AFFILIATE AND DUE TO AFFILIATES

     Effective December 31, 1991, the Partnership transferred a GNMA Mortgage-Backed Security underlying its investment in Richardson Road Apartments with a carrying value of approximately $4.7 million to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P.
- - Series 88 (AIM 88), affiliates of the Partnership, each issued a demand note payable to the Partnership and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. AIM Mortgage, Inc. is jointly owned by AIM 86, AIM 88 and the Partnership. The Partnership accounts for its investment in IFI under the equity method of accounting.

     In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 86 and AIM 88 (collectively, the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equalled the mortgage principal and interest on the GNMA Mortgage-Backed Security transferred to IFI.

     In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA Mortgage-Backed Security, which IFI distributed to the AIM Funds, in proportion to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of December 31, 1991. On June 30, 1994, AIM 86 and AIM 88 repaid the Partnership for the outstanding balance on the notes receivable. Interest income on the notes receivable, based on an interest rate of 8% per annum, which represented the interest rate on the GNMA Mortgage-Backed Security, was $70,449 and $281,793 for the years ended December 31, 1994 and 1993, respectively.

     As a result of the prepayment, in April 1994, AIM 88 transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 86 each issued a demand note payable to AIM 88 and recorded an investment in IFI through AIM Mortgage, Inc. in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an annual interest rate of 7.25%.

     The note payable was executed in the amount of $319,075, which represents the outstanding balance as of December 31, 1995 and 1994. Additionally, as of December 31, 1995 and 1994, the Partnership owed a total of $1,845 and $120,358, respectively, to AIM 86 and AIM 88.

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

9.   PARTNERS' EQUITY

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 12,079,389 Units were issued for an aggregate capital contribution of $241,587,780. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefore, and the former general partners contributed a total of $1,000 to the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
          (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993.

                                                             1995
                                                           Quarter ended
                                           March 31      June 30     September 30      December 31
                                         -----------    ---------   --------------    -------------
Income                                   $     4,640    $   4,717   $        4,626        $   4,606
Net gains (losses) from
  mortgage dispositions                           53          (36)              --               19
Net earnings                                   3,980        4,017            3,944            3,962
Net earnings per Limited
  Partnership Unit                              0.32         0.32             0.31             0.32


                                                               1994
                                                            Quarter ended
                                           March 31      June 30     September 30      December 31
                                          ----------    ---------   --------------    -------------
Income                                    $    4,825    $   4,806   $        4,899    $       4,637
Net losses from mortgage
  dispositions                                    --           --               --             (151)
Net earnings                                   4,061        4,086            4,202            3,806
Net earnings per Limited
  Partnership Unit                              0.32         0.33             0.33             0.31


                                                              1993
                                                            Quarter ended
                                           March 31      June 30     September 30      December 31
                                          ----------    ---------   --------------    -------------
Income                                    $    4,933    $   4,937   $        5,087    $       4,245
Net (losses) gains from
  mortgage dispositions                           (8)          --              926            1,718
Net earnings                                   4,192        4,190            5,342            5,334
Net earnings per Limited
  Partnership Unit                              0.33         0.33             0.42             0.44


                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1995

                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)   (5)(10)          Mortgage      (3)(13)(14)     Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------

ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Certificates
  (carried at fair value)

The Executive House
 Dayton, Ohio                        8/21     12/01          7.5%    $     896,143    $     936,076        $     78,855(4)
Walnut Apartments
  La Puente, California              3/20     11/01          7.5%        2,759,657        2,883,150             248,862(4)

Bear Creek Apartments II
  Asheville, North Carolina          8/21      8/01          7.5%        1,558,107        1,627,537             137,105(4)
Woodland Hills Apartments
  Auburn, Alabama                   10/19      6/99          7.5%          748,713          782,263              68,044(4)

Fairlawn II
  Waterbury, Connecticut             6/20      5/00          7.5%          820,563          857,228              73,364(4)
Willow Dayton
  Chicago, Illinois                  8/19     12/00          7.5%        1,099,032        1,148,245              99,489(4)

Cedar Ridge Apartments
  Richton Park, Illinois             4/20      2/01          7.5%        2,931,183        3,062,210             262,699(4)
Park Hill Apartments
  Lexington, Kentucky                3/19      3/00          7.5%        1,907,843        1,993,373             173,845(4)

Fairfax House
  Buffalo, New York                 11/19      5/00          7.5%        2,324,372        2,428,386             209,608(4)
Cambridge Arms Ltd.
  Dayton, Ohio                       8/19      2/00          7.5%        1,479,314        1,545,556             133,914(4)

Country Club Terrace Apt.
  Holidaysburg, Pennsylvania         8/19      6/00          7.5%        1,574,575        1,645,083             142,537(4)
Silverwood Village Apts.
  Gallatin, Tennessee                9/20      2/00          7.5%        1,396,581        1,458,945             124,420(4)

Fleetwood Village Apts.
  Cookeville, Tennessee              6/20      2/00          7.5%        1,564,522        1,634,428             139,879(4)
Summit Square Manor
  Rochester, Minnesota               8/19      5/99          7.5%        2,070,901        2,163,634             187,467(4)

Park Place
 Rochester, Minnesota                3/20     10/99          7.5%          819,336          856,009              73,980(4)

                                                    AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                         SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                        DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)   (5)(10)          Mortgage      (3)(13)(14)    Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Nevada Hills Apartments
  Reno, Nevada                       2/21      8/00          7.5%        1,245,732        1,301,306             110,345(4)
Bentgrass Hills Apartments
  Milwaukee, Wisconsin               7/21      5/01          7.5%          247,403          258,432              21,817(6)

Colony West Apartments
  Chico, California                  7/20     12/00          7.5%          698,387          729,586              62,365(6)
Kings Villa/Discovery Commons
  Sacramento, California             7/19     11/99          7.5%        1,174,019        1,226,602             106,414(6)

Dunhaven Apartments Section I
  Baltimore County, Maryland         1/20     12/99          7.5%          971,951        1,015,426              87,429(6)
Emerald Green Apartments
  Indianapolis, Indiana              1/20     12/99          7.5%        1,115,855        1,165,766             100,374(6)

Isle of Pines Village
  Apartments
  Baltimore County, Maryland        12/20      4/00          7.5%        1,318,207        1,377,036             117,030(6)
Meadow Park Apartments I

  Anniston, Alabama                  9/20      8/00          7.5%          683,849          714,386              60,923(6)
Stoney Brook Apartments
  North Providence
  Rhode Island                       9/20     10/00          7.5%        1,552,138        1,621,449             138,278(6)

Security Apartments
  Mankato, Minnesota                 7/19      6/99          7.5%          308,691          322,517              27,980(6)
Steeplechase Apartments
  Aiken, South Carolina              9/18      8/98          7.5%          552,700          577,526              50,921(6)

Walnut Hills Apartments
  Plainfield, Indiana                9/19      3/00          7.5%          527,527          551,144              47,692(6)
Woodland Villas
  Jasper, Alabama                    8/19      3/00          7.5%          336,576          351,648              30,468(6)

Ashley Oaks Apartments
  Carrollton, Georgia                3/22      4/02          7.5%          598,660          625,303              52,292(7)
Highland Oaks Apartments,
  Phase III

  Wichita Falls, Texas               2/21      4/02          7.5%        1,013,121        1,058,317              89,741(7)


                                                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                     DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)    (5)(10)          Mortgage     (3)(13)(14)     Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Holden Court Apartments
  Seattle, Washington               12/21      4/02          7.5%          233,470          243,864              20,435(7)
Magnolia Place Apartments
  Franklin, Tennessee                5/20      4/02          7.5%          344,126          359,505              30,804(7)

Quail Creek Apartments
  Howell, Michigan                   5/20      4/02          7.5%          576,129          601,878              51,572(7)
Rainbow Terrace Apartments
  Milwaukee, Wisconsin               7/22      4/02          7.5%          340,023          355,145              29,581(7)

Rock Glen Apartments
  Baltimore, Maryland                1/22      4/02          7.5%        1,135,338        1,185,884              99,375(7)
Stonebridge Apartments, Phase I
  Montgomery, Alabama                4/20      4/02          7.5%        1,106,033        1,155,473              99,125(7)

Village Knoll Apartments
  Harrisburg, Pennsylvania           4/20      4/02          7.5%        1,148,321        1,199,652             102,914(7)
Bowling Brook, Section 1
  Towson, Maryland                   5/30       N/A         8.50%       12,121,040       12,493,560           1,090,128

Cedar Bluff
  Eagan, Minnesota                   3/27       N/A         8.50%        4,494,233        4,632,968             411,371
Executive Tower
  Toledo, Ohio                       3/27       N/A         8.75%        2,936,742        3,027,323             275,288

New Castle Apartments
  Austin, Texas                      3/18       N/A         8.75%        2,141,890        2,209,520             219,143
Lincoln Green
  Burrillville, Rhode Island         6/33       N/A        10.25%        3,149,417        3,275,032             330,066

Turtle Creek Apartments
  San Antonio, Texas                 4/16       N/A         8.95%        1,758,275        1,814,235             188,596
Sangnok Villa
  Los Angeles, California            1/30       N/A        10.25%          915,242          951,825              96,825

The Meadows of Livonia
  Livonia, Michigan                  9/34       N/A        10.00%        6,500,316        6,826,791             627,836


                                                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                      DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)   (5)(10)          Mortgage       (3)(13)(14)   Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Gamel & Gamel Apartments
  Benton, Kentucky                   4/27       N/A         8.75%    $     689,995   $      711,272        $     64,612
Wayland Health Center
  Providence, Rhode Island          10/33       N/A         9.75%        6,948,113        7,297,183             696,610

Peachtree Place North
  Doraville, Georgia                 4/22       N/A         9.00%        6,554,559        6,758,479             651,339
Eaglewood Villa Apartments
  Springfield, Ohio                  2/27       N/A        8.875%        2,791,653        2,877,720             264,707

Gold Key Village Apartments
  Englewood, Ohio                    6/27       N/A         9.00%        2,946,317        3,037,064             282,030
Stafford Towers
  Baltimore, Maryland                8/16       N/A         9.50%          382,542          402,214              42,613

Garden Court Apartments
  Lexington, Kentucky                8/27       N/A         8.60%        1,200,507        1,237,523             110,583
Northdale Commons
  Coon Rapids, Minnesota             9/27       N/A         9.00%          702,400          724,028              67,173

Northwood Place
  Meridian, Mississippi              6/34       N/A         8.75%        4,550,252        4,689,416             412,635
Amador Residential
  Jackson, California                1/34       N/A         9.00%        1,355,474        1,396,919             126,173

Cheswick Apartments
  Indianapolis, Indiana              9/27       N/A         8.75%        3,166,094        3,263,661             295,736
Nassau Apartments
  New Orleans, Louisiana            11/27       N/A         8.63%          890,587          891,028              82,139

Woodland Village Apartments
  Dallas, Texas                     12/27       N/A         9.00%        1,409,601        1,396,130             134,496
The Gate House Apartments
  Lexington, Kentucky                2/28       N/A         8.55%        2,888,027        2,977,034             264,092

Bradley Road Nursing
  Bay Village, Ohio                  5/34       N/A        8.875%        2,544,528        2,622,331             233,708


                                                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                     DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)   (5)(10)          Mortgage      (3)(13)(14)    Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Franklin Plaza
  Cleveland, Ohio                    5/23       N/A        8.175%        5,495,748        5,587,870             503,183
Ashford Place Apartments
  Mobile, Alabama                   10/24       N/A        7.125%        3,456,475        3,514,643             282,875

Heritage Heights Apartments
  Harrison, Arizona                  4/32       N/A         9.50%          420,794          441,949              41,313
Pleasant View Nursing Home
  Union, New Jersey                  6/29       N/A         7.75%        7,672,719        7,799,098             643,312

Harbor View Estates
  Duluth, Minnesota                 10/33       N/A         9.50%    $     693,387   $      724,589         $    84,517(9)
Pine Tree Lodge
  Pasadena, Texas                   12/33       N/A         9.50%        2,145,244        2,241,780             222,323(9)
                                                                     -------------   --------------
  Total FHA-Insured Certificates -
    Acquired Insured Mortgages,
    carried at fair value                                              134,101,269      138,843,153
                                                                     -------------   --------------
GNMA Mortgage-Backed Securities
  (carried at fair value)
Maryland Meadows

  Glendale, Arizona                 10/27       N/A         8.35%        5,057,306        5,110,586             436,957
Spanish Trace Apartments
  Md. Heights, Missouri              9/28       N/A         7.35%        9,832,259        9,936,655             771,094
Stone Hedge Village Apts.

  Farmington, New York              11/27       N/A         7.00%        1,859,148        1,879,029             143,222
Afton Square Apartments
  Portsmouth, Virginia              12/28       N/A         7.25%        1,086,595        1,098,134              81,383
Carlisle Apartments

  Houston, Texas                    12/28       N/A        7.125%        2,172,387        2,195,493             165,877
Independence Park
  Largo, Florida                     9/29       N/A         7.75%        4,073,006        4,115,852             330,715
Ridgecrest Timbers

  Portland, Oregon                  12/28       N/A         7.25%        1,581,829        1,598,626             120,849

PAGE>52

                                         AMERICAN  INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                           DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value    (Principal and
Development Name/Location          Date     Date (1)   (5)(10)          Mortgage       (3)(13)(14)   Interest)(10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
GNMA Mortgage-Backed Securities
  (carried at fair value) - Continued

Huntington Apartments
  Concord, North Carolina           12/29       N/A         7.25%        3,013,571        3,045,560             233,099
Northwood Apartments
  Mockville, North Carolina         12/29       N/A         7.25%        1,620,089        1,637,287             125,313
                                                                      ------------   --------------
    Total GNMA Mortgage-Backed
      Securities                                                        30,296,190       30,617,222
                                                                      ------------   --------------

    Total investment in Acquired
      Insured Mortgages, carried
      at fair value                                                    164,397,459      169,460,375
                                                                      ------------   --------------

ORIGINATED INSURED MORTGAGES
- ----------------------------
Fully Insured Mortgage
- ----------------------

GNMA Mortgage-Backed Security
  (carried at fair value)
Oak Forest Apartments II
  Ocoee, Florida                    12/31     11/09         8.25%       10,760,496       10,925,754             933,577
                                                                      ------------   --------------
Coinsured Mortgages
- -------------------
FHA-Insured Certificates

  (carried at fair value)
Westlake Village
  Ocoee, Florida (11)                4/30      2/03         8.50%        6,471,133        6,184,540             582,766
Waterford Green Apartments

  South St. Paul, Minnesota (11)    11/30     12/04         8.50%        6,526,094        5,850,174             610,218
                                                                      ------------   --------------
    Total Investment in Coinsured
      FHA-Insured Certificates                                          12,997,227       12,034,714

                                                                      ------------   --------------


                                             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                            DECEMBER 31, 1995



                                                       Interest

                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value     Principal and
Development Name/Location          Date     Date (1)    (5)(10)         Mortgage       (3)(13)(14)   Interest (10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------


   Total investment in Originated Insured
      Mortgages, carried at fair value                                  23,757,723       22,960,468
                                                                      ------------   --------------
    Total investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities                              188,155,182      192,420,843
                                                                      ------------   --------------


                                                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                               DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value     Principal and
Development Name/Location          Date     Date(1)    (5)(10)         Mortgage        (3)(13)(14)   Interest (10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Bay Pointe Apartments
  Lafayette, Indiana                 2/23     11/00          7.5%        2,125,397        1,734,550             185,268(8)
Baypoint Shoreline Apartments
  Duluth, Minnesota                  1/22      8/00          7.5%        1,005,004          818,141              87,967(8)

Berryhill Apartments
  Grass Valley, California           1/21      8/99          7.5%        1,306,956        1,066,095             115,899(8)
Brougham Estates II
  Kansas City, Kansas               11/22      8/00          7.5%        2,664,150        2,164,172             230,860(8)

College Green Apartments
  Wilmington, North Carolina         3/23      6/01          7.5%        1,430,136        1,161,241             123,455(8)
Fox Run Apartments
  Dothan, Alabama                   10/19     12/97          7.5%        1,286,045        1,052,382             116,242(8)

Lakeside Apartments
  Bennettsville, South Carolina      1/22      3/01          7.5%          403,328          328,669              35,303(8)
Portervillage I Apartments
  Portervillage, California          8/21      5/00          7.5%        1,177,589          959,745             103,733(8)

Town Park Apartments
  Rockingham, North Carolina        10/22      6/01          7.5%          654,020          531,911              56,755(8)
Westbrook Apartments
  Kokomo, Indiana                   11/22     12/00          7.5%        1,862,311        1,518,808             163,177(8)

Continental Village
  New Hope, Minnesota                1/22       N/A         8.95%        1,772,445        1,774,277             175,954
Kaynorth Apartments
  Lansing, Michigan                  4/23      3/01          7.5%        1,940,072        1,574,837             167,318(8)
                                                                      ------------   --------------
    Total investment in Acquired
      Insured Mortgages, carried
        at amortized cost                                               17,627,453       14,684,828
                                                                      ------------   --------------


                                                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                              DECEMBER 31, 1995
                                                       Interest
                                                       Rate on           Face              Net         Annual Payment
                                 Maturity    Put       Mortgage        Value of      Carrying Value     Principal and
Development Name/Location          Date     Date(1)    (5)(10)          Mortgage       (3)(13)(14)   Interest (10)(12)
- --------------------------      ---------  --------  ------------    -------------   --------------  ------------------
ACQUIRED INSURED MORTGAGES
- --------------------------


ORIGINATED INSURED MORTGAGES
- ----------------------------
Fully Insured Mortgages
- -----------------------

FHA-Insured Loans
  (carried at amortized cost)(2)
Cobblestone Apartments
  Fayetteville, North Carolina       3/28     12/02         8.50%        5,086,586        5,248,077             462,703

The Plantation
  Greenville, North Carolina         4/28      4/03         8.25%        4,529,503        4,683,934             402,046
Longleaf Lodge
  Hoover, Alabama                    7/26        --         8.25%        3,150,397        3,191,844             282,958
                                                                      ------------     ------------
  Total investment in Originated
    Insured Mortgages, carried at amortized
    cost                                                                12,766,486       13,123,855
                                                                      ------------     ------------
  Total investment in FHA-Insured Loans                                 30,393,939       27,808,683
                                                                      ------------     ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                              $ 218,549,121    $ 220,229,526
                                                                      ============     ============


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign an Insured Mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement, if the Insured Mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going
     Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before to November 30, 1983 and, in the case of mortgages sold in a GNMA auction, was sold in an auction prior to February 1984.
     Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain Insured
     Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3)  The mortgages underlying the Partnership's investments in FHA-Insured
     Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments and retirement homes. Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) In April and July 1985, and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 157/537, 69/537 and 259/537, respectively, in a pool of 19 FHA-insured mortgages. In July 1986 and October 1987, the Partnership sold undivided fractional interests of 67/537 and 40/537, respectively, in this pool.
     Accordingly, the Partnership now owns an undivided fractional interest aggregating 378/537, or approximately 70.4%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's current share of these items as if an undivided interest in each mortgage was acquired.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 317/392 and 11/392, respectively, in a pool of 13 FHA-insured mortgages. In January and February 1988, the Partnership sold undivided fractional interests of 100/392 and 104/392, respectively, in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 124/392, or approximately 31.6%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's share of these items as if an undivided interest in each mortgage was acquired.

(7) In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 200/341 and


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


     101/341, respectively, in a pool of 12 FHA-insured mortgages.  In October
     1987, the Partnership sold undivided fractional interests of 200/341 in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 101/341, or approximately 29.6%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's share of these items as if an undivided interest in each mortgage was acquired.

(8)  These amounts represent the Partnership's 50% interest in these mortgages.
     The remaining 50% interest was acquired by American Insured Mortgage
     Investors an affiliate of the Partnership.

(9) This information is based upon the estimated amount of the Insured Mortgage upon completion of construction.

(10) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $64,676, $35,314 and $24,153, respectively, from the Participations.

(11) These mortgages are insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender, as previously discussed.

(12) Principal and interest are payable at level amounts over the life of the mortgages.

(13) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 1995 and 1994, is as follows:


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


                                                  1995              1994
                                              ------------      ------------

     Beginning balance                        $209,265,153      $204,293,329

       Investment in Acquired Insured
         Mortgages and advances on
        construction loans                              --         9,739,490

       Principal receipts on mortgages          (1,315,947)       (1,302,622)

       Proceeds from disposition of Insured
         Mortgages                              (2,334,318)               --

       Net gains on mortgage
          dispositions(a)                           36,065                --

       (Increase) Decrease in unrealized
         losses on investment in
         Insured Mortgages                       7,596,238        (8,642,268)

       Increase (Decrease) in unrealized
         gains on investment in
         Insured Mortgages                       6,982,335         5,177,224
                                              ------------     -------------
     Ending balance                          $ 220,229,526     $ 209,265,153
                                              ============     =============

(a) Excludes additional payments of $151,354, made in 1994, in connection with final adjustments to the 1993 dispositions of the mortgages on 1212 North
     LaSalle and Sugar Creek Trace.

(14) As of December 31, 1995 and 1994, the tax basis of the Insured Mortgages was approximately $207.5 million and $211.3 million, respectively.
