Form 10-Q
period 1996-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1996-05-15
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            March 31, 1996
                                 --------------

Commission file number                1-11059
                                 -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
        -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             California                        13-3257662
  -------------------------------         ------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)



11200 Rockville Pike, Rockville, Maryland         20852
- -----------------------------------------   -----------------
(Address of principal executive offices)        (Zip Code)



                                 (301) 816-2300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
     As of May 13, 1996, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three months
            ended March 31, 1996 and 1995
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        15

Signature . . . . . . . . . . . . . . . . . . . . . . .        16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                 March 31,      December 31,
                                                   1996             1995
                                               -------------    ------------
                                                  (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                  $166,508,482    $169,460,375
    Originated insured mortgages                  22,655,770      22,960,468
                                                ------------    ------------
                                                 189,164,252     192,420,843

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                    14,654,102      14,684,828
    Originated insured mortgages                  13,101,124      13,123,855
                                                ------------    ------------
                                                  27,755,226      27,808,683

Cash and cash equivalents                          3,920,934       3,368,700

Receivables and other assets                       1,802,343       1,775,746

Investment in affiliate                              317,151         317,151
                                                ------------    ------------
     Total assets                               $222,959,906    $225,691,123
                                                ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                           $  4,148,012    $  4,525,104

Accounts payable and accrued expenses                175,632         163,737

Note payable and due to affiliate                    329,226         320,920
                                                ------------    ------------
     Total liabilities                             4,652,870       5,009,761
                                                ------------    ------------
Partners' equity:
  Limited partners' equity                       210,631,467     210,842,615
  General partner's deficit                       (1,283,351)     (1,274,782)
  Net unrealized gains
    on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                              8,958,920      11,113,529
                                                ------------    ------------
     Total partners' equity                      218,307,036     220,681,362
                                                ------------    ------------
     Total liabilities and partners'
       equity                                   $222,959,906    $225,691,123
                                                ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended
                                                   March 31,
                                        ---------------------------------
                                              1996              1995
                                          ------------      ------------
Income:
  Mortgage investment income              $  4,568,155      $  4,622,524
  Interest and other income                     43,893            17,923
                                          ------------      ------------
                                             4,612,048         4,640,447
                                          ------------      ------------
Expenses:
  Asset management fee to
    related parties                            507,990           513,453
  General and administrative                   100,144           122,032
  Mortgage servicing fees                       68,647            71,606
  Interest expense to affiliate                  5,783             5,783
                                          ------------      ------------
                                               682,564           712,874
                                          ------------      ------------
Net earnings before gain (loss)
  on mortgage dispositions                   3,929,484         3,927,573

Gain on mortgage disposition                        --            52,730
Loss on mortgage disposition                    (1,189)               --
                                          ------------      ------------
Net earnings                              $  3,928,295      $  3,980,303
                                          ============      ============
Net earnings allocated to:
  Limited partners - 96.1%                $  3,775,092      $  3,825,071
  General partner - 3.9%                       153,203           155,232
                                          ------------      ------------
                                          $  3,928,295      $  3,980,303
                                          ============      ============
Net earnings per Limited
  Partnership Unit                        $       0.31      $       0.32
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 For the three months ended March 31, 1996

                                                  (Unaudited)





                                                                          Unrealized       Unrealized
                                                                           Gains on        Losses on
                                                                          Investment       Investment
                                       General            Limited         in Insured       in Insured
                                       Partner            Partners         Mortgages        Mortgages         Total
                                    -------------       -------------    -------------    ------------    -------------

Balance, December 31, 1995          $  (1,274,782)      $ 210,842,615    $  12,159,559    $ (1,046,030)   $ 220,681,362

  Net earnings                            153,203           3,775,092               --              --        3,928,295

  Distributions paid or
    accrued of $0.33 per
    Unit                                 (161,772)         (3,986,240)              --              --       (4,148,012)

  Adjustments to unrealized
    gains (losses)on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 --                  --      (1,334,241)        (820,368)      (2,154,609)
                                    -------------       -------------    --------------   ------------    -------------
Balance, March 31, 1996             $  (1,283,351)      $ 210,631,467    $   10,825,318   $ (1,866,398)   $ 218,307,036
                                    =============       =============    ==============   ============    =============

Limited Partnership Units
    outstanding -March
    31, 1996                                               12,079,514
                                                        =============






                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                      STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                              For the three months ended March 31,
                                                                 1996                     1995
                                                             ------------             ------------
Cash flows from operating activities:
  Net earnings                                               $  3,928,295             $  3,980,303
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage disposition                                       --                  (52,730)
    Loss on mortgage disposition                                    1,189                       --
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable
        and accrued expenses                                       11,895                  (71,563)
      Increase in receivables and other assets                    (26,598)                  (9,836)
      Increase (decrease) in note payable
        and due to affiliate                                        8,306                 (114,190)
                                                             ------------             ------------
        Net cash provided by operating activities               3,923,087                3,731,984
                                                             ------------             ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                            466,846                  318,502
  Proceeds from mortgage dispositions                             687,405                   52,730
                                                             ------------             ------------
        Net cash provided by investing activities               1,154,251                  371,232
                                                             ------------             ------------
Cash flows from financing activities:
  Distributions paid to partners                               (4,525,104)              (4,525,104)
                                                             ------------             ------------
        Net cash used in financing
          activities                                           (4,525,104)              (4,525,104)
                                                             ------------             ------------
Net increase (decrease) in cash and cash
  equivalents                                                     552,234                 (421,888)

Cash and cash equivalents, beginning of period                  3,368,700                3,462,825
                                                             ------------             ------------
Cash and cash equivalents, end of period                     $  3,920,934             $  3,040,937
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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a result of this transaction, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


3.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 66 FHA-Insured Certificates, and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $156,541,954 and $157,656,694, respectively, an aggregate face value of $163,217,403 and $164,397,459, respectively, and an aggregate fair value of $166,508,482 and $169,460,375, respectively.

          As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,655,161 and $10,666,346, respectively, a face value of $10,748,953 and $10,760,496, respectively, and a fair value of $10,591,536 and $10,925,754, respectively.

          In April 1995, the Partnership filed a Notice of Default and an Election to Assign with the United States Department of Housing and Urban Development (HUD) related to the mortgage on El Lago Apartments. On June 22, 1995, the Partnership received approximately $2.1 million, representing approximately 90% of the assignment proceeds. As discussed in Note 6, below, in July 1995, the Partnership declared a special distribution of the proceeds from the assignment, which was paid to Unitholders on November 1, 1995. The remaining proceeds of approximately $210,000 were received on September 27, 1995. In October 1995, a special distribution of these remaining assignment proceeds was declared. This distribution of $0.02 per Unit was paid to Unitholders on February 1, 1996.

          As of May 10, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Country Club Apartments, which is delinquent with respect to the April 1996 payment of principal and interest, and the mortgage on Woodland Village Apartments, for which payments of principal and interest have been received through September 1995. On October 31, 1995, the General Partner instructed the servicer of the mortgage on Woodland Village Apartments to file a Notice of Default and Election to Assign the mortgage with HUD. The Partnership expects to receive 90% of the proceeds by the end of the second quarter of 1996 with the remaining balance to be received prior to the end of 1996. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of this delinquency or assignment.


          During March 1996, one of the investors in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this insured mortgage after a notice of default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in March 1996. A distribution of $0.07 per Unit related to this prepayment was declared in April 1996 and will be distributed to investors in August 1996.

                                 AMERICAN INSURED INVESTORS L.P. - SERIES 85

                                        NOTES TO FINANCIAL STATEMENTS

                                                  (Unaudited)

3.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     Coinsured Mortgage Investments
     ------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     Coinsured by affiliate
     ----------------------
          As of March 31, 1996 and December 31, 1995, the Partnership had invested in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is Integrated Funding, Inc. On April 30, 1996, one of the consured mortgages, Waterford Green Apartments, was converted from a coinsured mortgage to a fully insured mortgage, as discussed further below. The coinsured investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general parter, with respect to the remaining coinsured mortgage, Westlake Village, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. The General Partner believes there is adequate collateral value underlying the Westlake Village mortgage. Accordingly, no loan losses were recognized on this investment during the three months ended March 31, 1996 and 1995.

          As of May 10, 1996, the two mortgage investments shown in the table below were current with respect to the payment of principal and interest. As of March 31, 1996 and December 31, 1995, these two mortgages had an aggregate fair value of $12,064,235 and $12,034,714, respectively.

                     AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                  NOTES TO FINANCIAL STATEMENTS

                                          (Unaudited)

3.   INVESTMENT IN FHA-INSURED MORTGAGES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                Amortized       Face          Amortized        Face
                                                   Cost         Value           Cost           Value
                                                 March 31,     March 31,     December 31,   December 31,
                                                   1996          1996            1995           1995
                                               ------------- -------------   ------------   ------------
            Westlake Village                   $   6,464,826 $   6,462,895   $  6,473,072   $  6,471,133
            Waterford Green Apts.(1)           $   6,542,919 $   6,557,754   $  6,511,202   $  6,526,094


(1) In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. On April 30, 1996, the mortgage on Waterford Green was restated under the HUD 223(a)(7) program converting this mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. Payments due under the new mortgage begin June 1, 1996. As part of prior workout arrangements with the borrower, a portion of the interest due under the original note had been deferred temporarily. At the same time the borrower had deferred a portion of its management fees. Concurrent with this HUD modification, the deferred interest and deferred management fees are now evidenced in the form of cash surplus notes in the amount of $356,600 for interest and $103,573 for management fees. Surplus cash, as defined by HUD, will be split 50/50 in repayment of deferred interest and management fees. Once all deferred management fees have been repaid, 100% of surplus cash will be applied against the remaining deferred interest obligation. Upon repayment of both of these obligations, surplus cash will be distributed based upon the terms of the participation agreement. The General Partner currently does not believe this modification will have a material adverse impact on the Partnership's financial statements.

5.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured Mortgage Investments
     ----------------------------------
          As of March 31, 1996 and December 31, 1995 the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,654,102 and $14,684,828, respectively, an aggregate face value of $17,573,571 and $17,627,453, respectively, and an aggregate fair value of $17,987,520 and $18,388,288, respectively.

          As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,101,124 and $13,123,855, respectively, an aggregate face value of $12,745,906 and $12,766,486, respectively, and an aggregate fair value of $13,199,161 and $13,160,443, respectively.

          As of May 10, 1996, all of the Partnership's mortgage investments, recorded at amortized cost, were current with respect to the payment of principal and interest.

                      AMERICAN INSURED MORTGAGE INVESTORS L.P. SERIES 85

                                NOTES TO FINANCIAL STATEMENTS

                                       (Unaudited)

5.   INVESTMENT IN FHA-INSURED LOANS - Continued

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 1996 and 1995, the Partnership received additional interest of $0 and $64,676, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1996 and 1995 are as follows:

                                         1996           1995
                                        ------         ------
     Quarter ended March 31,            $ 0.33         $ 0.36
                                        ======         ======

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:


                  AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                NOTES TO FINANCIAL STATEMENTS

                                         (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                                 For the
                                                                            three months ended
                                           Capacity in Which                     March 31,
Name of Recipient                            Served/Item                  1996             1995
- -----------------                   ----------------------------       ----------       ----------
CRIIMI, Inc.                        General Partner/Distribution      $   161,773       $  176,478

AIM Acquisition                     Advisor/Asset Management Fee          507,990          513,453
  Partners, L.P.(1)

CRI(2)                              Affiliate of General Partner/              --           31,587
                                      Expense Reimbursement

CRIIMI MAE                          Affiliate of General Partner/          15,242               --
Management, Inc.(2)                   Expense Reimbursement

(1)  Of the amounts paid to the Advisor, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of Total
     Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $0 and
     $151,341 for the three months ended March 31, 1996 and 1995, respectively.  Effective June 30, 1995, CRIIMI MAE Services
     Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $149,730 and $0, for the three months ended March 31, 1996 and 1995, respectively.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
- -------
     As of March 31, 1996, the Partnership had invested in 93 insured mortgages with an aggregate amortized cost of approximately $208 million, an aggregate face value of approximately $217 million and an aggregate fair value of approximately $220 million, as discussed below. As of March 31, 1996, the Partnership had committed approximately $142,000 for additional advances on construction loans.

     As of May 10, 1996, all of the Partnership's mortgage investments were current with respect to the payment of principal and interest except for the fully insured mortgage on Woodland Village Apartments, which was delinquent with respect to the September 1995 payment of principal and interest. On October 31, 1995, the General Partner instructed the servicer of Woodland Village Apartments to file a Notice of Default and an Election to Assign the mortgage with HUD.
The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of these delinquencies.

     On April 30, 1996, one of the FHA-Insured Certificates secured by a coinsured mortgage, Waterford Green, was converted from a coinsured mortgage to a fully insured mortgage. This conversion should not materially impact the financial statements.

Results of Operations
- ---------------------
     Net earnings for the three months ended March 31, 1996 decreased slightly as compared to the corresponding period in 1995 primarily due to the reduction in gain on mortgage disposition, as discussed below.

     Mortgage investment income decreased for the three months ended March 31, 1996, as compared to the corresponding period in 1995 primarily due to the assignment to HUD of El Lago Apartments in June 1995.

     Interest and other income increased for the three months ended March 31, 1996, as compared to the corresponding period in 1995 primarily due to an increase in short term investment income.

     General and administrative expenses decreased for the three months ended March 31, 1996, as compared to the corresponding period in 1995, due to a reduction in payroll expense and investor service expenses.

     Mortgage servicing fees and asset management fees decreased for the three months ended March 31, 1996, as compared to the corresponding period in 1995 due to the reduction in the asset base.

     Gain on mortgage disposition decreased for the three months ended March 31, 1996, as compared to the corresponding period in 1995. Loss on mortgage disposition increased for the three months ended March 31, 1996, as compared to the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds for mortgage investments disposed of during the period. During the first quarter of 1996, the Partnership recognized a loss of $1,189 as a result of the prepayment on the Harbor View Estates loan in March 1996. During the first quarter of 1995, the Partnership recognized a gain of $52,730 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

short-term investments, were sufficient during the first three months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities increased for the three months ended March 31, 1996, as compared to the corresponding period in 1995. This increase was due to the reduction in note payable and due to affiliate during 1995 resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement which resulted in lower net cash provided by operations for the quarter ended March 31, 1995. In addition, there was a reduction in mortgage servicing fees during 1995 which resulted in a decrease in accounts payable further reducing net cash provided by operations for the quarter ended March 31, 1995.

     Net cash provided by investing activities increased for the three months ended March 31, 1996, as compared to the corresponding period in 1995 due to the increase in proceeds from dispositions due to the prepayment of the Harbor View Estates loan during 1996. In addition, receipt of mortgage principal from scheduled payments increased for the three months ending March 31, 1996, as compared to the corresponding period in 1995 due to the partial prepayment on the Cambridge mortgage.

     Net cash used in financing activities was unchanged for the three months ending March 31, 1996, as compared to the corresponding period in 1995.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


May 14, 1995                  /s/ Cynthia O. Azzara
- ------------                  -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer