Form 10-Q
period 1996-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1996-08-14
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            June 30, 1996
                                 -------------

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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
     As of August 12, 1996, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            six months ended June 30, 1996 and 1995
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30, 1996
           (unaudited)  . . . . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        17

Signature . . . . . . . . . . . . . . . . . . . . . . .        18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                      1996            1995
                                                 -------------    ------------
                                                    (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                    $160,976,299    $169,460,375
    Originated insured mortgages                    22,420,015      22,960,468
                                                  ------------    ------------
                                                   183,396,314     192,420,843

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                      14,622,622      14,684,828
    Originated insured mortgages                    13,077,935      13,123,855
                                                  ------------    ------------
                                                    27,700,557      27,808,683

Cash and cash equivalents                            6,976,316       3,368,700

Receivables and other assets                         1,836,517       1,775,746

Investment in affiliate                                317,151         317,151
                                                  ------------    ------------
     Total assets                                 $220,226,855    $225,691,123
                                                  ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                             $  8,044,630    $  4,525,104

Accounts payable and accrued expenses                  206,128         163,737

Note payable and due to affiliate                      335,731         320,920
                                                  ------------    ------------
     Total liabilities                               8,586,489       5,009,761
                                                  ------------    ------------
Partners' equity:
  Limited partners' equity                         207,145,194     210,842,615
  General partner's deficit                         (1,424,833)     (1,274,782)
  Unrealized gains on
    investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                                8,798,461      12,159,559
  Unrealized losses on investment
    in FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities                 (2,878,456)     (1,046,030)
                                                  ------------    ------------
     Total partners' equity                        211,640,366     220,681,362
                                                  ------------    ------------
     Total liabilities and partners'
       equity                                     $220,226,855    $225,691,123
                                                  ============    ============





                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                      STATEMENTS OF OPERATIONS

                                             (Unaudited)

                                         For the three months ended        For the six months ended
                                                    June 30,                          June 30,
                                        -----------------------------     -----------------------------
                                             1996            1995             1996            1995
                                         ------------    ------------     ------------    ------------
Income:
  Mortgage investment income             $  4,469,099    $  4,676,253     $  9,037,254    $  9,298,777
  Interest and other income                    60,369          40,888          104,262          58,811
                                         ------------    ------------     ------------    ------------
                                            4,529,468       4,717,141        9,141,516       9,357,588
                                         ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to related parties     502,066         513,453        1,010,056       1,026,906
  General and administrative                   91,117          71,216          191,261         193,248
  Mortgage servicing fees                      69,748          73,094          138,395         144,700
  Interest expense to affiliate                 5,783           5,783           11,566          11,566
                                         ------------    ------------     ------------    ------------
                                              668,714         663,546        1,351,278       1,376,420
                                         ------------    ------------     ------------    ------------
Net earnings before gain (loss)
  on mortgage dispositions/
  modifications                             3,860,754       4,053,595        7,790,238       7,981,168

Net gains/(losses) on mortgage
  dispositions/modifications                  556,121         (36,632)         554,932          16,098
                                         ------------    ------------     ------------    ------------
Net earnings                             $  4,416,875    $  4,016,963     $  8,345,170     $ 7,997,266
                                         ============    ============     ============    ============
Net earnings allocated to:
  Limited partners - 96.1%               $  4,244,616    $  3,860,302     $  8,019,708    $  7,685,373
  General partner - 3.9%                      172,259         156,661          325,462         311,893
                                         ------------    ------------     ------------    ------------
                                         $  4,416,875    $  4,016,963     $  8,345,170    $  7,997,266
                                         ============    ============     ============    ============
Net earnings per Limited
  Partnership Unit                       $       0.35    $       0.32     $       0.66    $       0.64
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                   For the six months ended June 30, 1996

                                                   (Unaudited)





                                                                    Unrealized          Unrealized
                                                                     Gains on           Losses on
                                                                    Investment          Investment
                                                                  in FHA-Insured       in FHA-Insured
                                                                   Certificates         Certificates
                                   General          Limited       and GNMA Mortgage-   and GNMA Mortgage-
                                   Partner          Partners      Backed Securities    Backed Securities        Total
                                -------------     -------------   -----------------    -----------------    -------------

Balance, December 31, 1995      $  (1,274,782)    $ 210,842,615   $  12,159,559        $ (1,046,030)        $ 220,681,362

  Net earnings                        325,462         8,019,708              --                  --             8,345,170

  Distributions paid or
    accrued of $0.97 per
    Unit                             (475,513)      (11,717,129)             --                  --           (12,192,642)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                             --                --       (3,361,098)        (1,832,426)           (5,193,524)
                                -------------     -------------   --------------       ------------         -------------
Balance, June 30, 1996          $  (1,424,833)    $ 207,145,194   $    8,798,461       $ (2,878,456)        $ 211,640,366
                                =============     =============   ==============       ============         =============

Limited Partnership Units
    outstanding - June
    30, 1996                                         12,079,514
                                                  =============






                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                     STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                    For the six months ended June 30,
                                                                        1996                1995
                                                                    ------------        ------------
Cash flows from operating activities:
  Net earnings                                                      $  8,345,170        $  7,997,266
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage dispositions/modifications                         (658,974)            (52,730)
    Loss on mortgage dispositions/modifications                          104,042              36,632
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable
        and accrued expenses                                              42,391            (153,128)
      (Increase) decrease in receivables and
        other assets                                                     (60,771)             14,200
      Increase (decrease) in note payable
        and due to affiliate                                              14,811            (105,782)
                                                                    ------------        ------------
        Net cash provided by operating activities                      7,786,669           7,736,458
                                                                    ------------        ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                   669,306             643,002
  Proceeds from mortgage dispositions                                  3,824,757           2,105,820
                                                                    ------------        ------------
        Net cash provided by investing activities                      4,494,063           2,748,822
                                                                    ------------        ------------
Cash flows from financing activities:
  Distributions paid to partners                                      (8,673,116)         (9,050,208)
                                                                    ------------        ------------
        Net cash used in financing
          activities                                                  (8,673,116)         (9,050,208)
                                                                    ------------        ------------
Net increase in cash and cash
  equivalents                                                          3,607,616           1,435,072

Cash and cash equivalents, beginning of period                         3,368,700           3,462,825
                                                                    ------------        ------------
Cash and cash equivalents, end of period                            $  6,976,316        $  4,897,897
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          As of June 30, 1996, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value consisted of 63 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $153,841,469, an aggregate face value of $159,992,573, and an aggregate fair value of $160,976,299. As of December 31, 1995, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value consisted of 66 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $157,656,694, an aggregate face value of $164,397,459, and an aggregate fair value of $169,460,375.

          As of June 30, 1996, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value consisted of one GNMA Mortgage-Backed Security and one FHA-insured certificate with an aggregate amortized cost of $16,821,820, an aggregate face value of $16,830,261, and an aggregate fair value of $16,311,404. As of December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,666,346, a face value of $10,760,496 and a fair value of $10,925,754.

          In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. On April 30, 1996, the mortgage on Waterford Green was restated under the HUD 223(a)(7) program converting this originated mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. As a result of converting a coinsured mortgage to a fully insured mortgage, the Partnership recognized a loss of approximately $103,000 on the modification. Payments due under the new mortgage began June 1, 1996. Prior to this restatement, as part of the prior workout arrangements with the borrower, a portion of the interest due under the original note had been deferred temporarily. At the same time the borrower had deferred a portion of its management fees. Concurrent with this HUD modification, the deferred interest and deferred management fees are now evidenced in the form of cash surplus notes in the amount of $356,600 for interest and $103,573 for management fees. To the extent available, surplus cash, as defined by HUD, will be split 50/50 in repayment of deferred interest and management fees. Once all deferred management fees have been repaid, 100% of surplus cash, if any, will be applied against the remaining deferred interest obligation. Upon repayment of both of these obligations, any surplus cash will be distributed based upon the terms of the participation agreement.

          In April 1996, the Partnership entered into a modification agreement with the mortgagor of Oak Forest Apartments II. This agreement lowered the interest rate on the mortgage from 8.5% to 7.5% effective May 1, 1996, through the maturity of the note. The agreement also modified the restrictions on prepayment of the note. The modification agreement resulted in a gain of approximately $148,000.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          During March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this insured mortgage after a notice of default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in March 1996, resulting in a loss of approximately $1,000. A distribution of $0.08 per Unit related to this prepayment was declared in April 1996 and was distributed to Unitholders in August 1996.

          During May 1996, the mortgages on Cambridge Arms Apartments and Bear Creek Apartments II were prepaid. The Partnership received net proceeds of approximately $2.9 million. The partnership recognized a gain of $276,500 from the prepayment of the mortgage on Cambridge Arms Apartments and a gain of approximately $235,000 from the prepayment of the mortgage on Bear Creek Apartments II. A distribution of $0.23 per Unit related to these prepayments was declared in June 1996 and was distributed to Unitholders in August 1996.

          As of July 31, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on Woodland Village Apartments, for which payments of principal and interest have been received through August 1995 and Country Club which is delinquent with respect to the June 1996 payment. On October 31, 1995, the General Partner instructed the servicer of the mortgage on Woodland Village Apartments to file a Notice of Default and Election to Assign the mortgage with HUD. The claim was filed in October 1995, however, as of July 1996, the proceeds have not been received.

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

     Coinsured by affiliate
     ----------------------
          As of June 30, 1996, the Partnership had invested in one FHA-Insured Certificate secured by a coinsured mortgage where the coinsurance lender is Integrated Funding Inc. (IFI). As of December 31, 1995, the Partnership had invested in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. On April 30, 1996, one of the coinsured mortgages, Waterford Green Apartments, was converted from a coinsured mortgage to fully insured mortgage, as discussed further above. The coinsured mortgage investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to the remaining coinsured mortgage, Westlake

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     Village, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. The General Partner believes there is adequate collateral value underlying the Westlake Village mortgage. Accordingly, no loan losses were recognized on this investment during the six months ended June 30, 1996 and 1995.

          As of July 31, 1996, the mortgage on Westlake Village shown in the table below was current with respect to the payment of principal and interest. As of June 30, 1996, this mortgage had a fair value of $6,108,611. As of December 31, 1995, these two coinsured mortgages had an aggregate fair value of $12,034,714, respectively. The following table summarizes this information as of June 30, 1996 and December 31, 1995:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                              Amortized         Face           Amortized        Face
                                                 Cost           Value            Cost           Value
                                               June 30,        June 30,       December 31,   December 31,
                                                 1996            1996             1995           1995
                                             -------------   -------------    ------------   ------------
            Westlake Village                 $   6,456,403   $   6,454,481    $  6,473,072   $  6,471,133
            Waterford Green Apts.(1)         $          --   $          --    $  6,511,202   $  6,526,094

     (1)  On April  30, 1996, the coinsured  mortgage on Waterford  Green Apartments, was converted  from a coinsured mortgage  to a fully insured mortgage, as discussed above.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED LOANS

          As of June 30, 1996 and December 31, 1995 the Partnership's investment in fully insured acquired insured mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,622,622 and $14,684,828, respectively, an aggregate face value of $17,518,651 and $17,627,453, respectively, and an aggregate fair value of $17,651,424 and $18,388,369, respectively.

          As of June 30, 1996 and December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,077,935 and $13,123,855, respectively, an aggregate face value of $12,724,893 and $12,766,486, respectively, and an aggregate fair value of $12,999,319 and $13,160,443, respectively.

          In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1996, the Partnership received additional interest of $0 and $42,417, respectively, from the Participations. During the three and six months ended June 30, 1995, the Partnership received additional interest of $0 and $64,676, respectively, from the Participations. These amounts, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and six months ended June 30, 1996 and 1995 are as follows:

                                         1996           1995
                                        ------         ------
     Quarter ended March 31,            $ 0.33         $ 0.36
     Quarter ended June 30,             $ 0.64(1)      $ 0.33
                                        ------         ------
                                        $ 0.97         $ 0.69
                                        ======         ======

(1) This amount includes approximately $0.31 per Unit representing proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek
Apartments II and Cambridge Arms Apartments.

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


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                       For the                          For the
                                                                  Three months ended               Six months ended
                                   Capacity in Which                  June 30,                         June 30,
Name of Recipient                     Served/Item                  1996          1995             1996          1995
- -----------------            ----------------------------       ----------    ----------       ----------    ----------
CRIIMI, Inc.                 General Partner/Distribution       $  313,741    $  161,774       $  475,513    $  338,252

AIM Acquisition              Advisor/Asset Management Fee          502,066       513,453        1,010,056     1,026,906
  Partners, L.P.(1)

CRI(2)                       Affiliate of General Partner/              --        30,318               --        61,905
                               Expense Reimbursement

CRIIMI MAE                   Affiliate of General Partner/          50,431            --           65,673            --
Management, Inc.(2)            Expense Reimbursement

(1)  The General Partner, pursuant to  amendments to the Partnership Agreement, effective September 6,  1991, is entitled to receive
     4.9% of  the Partnership's income,  loss, capital and distribution,  including, without limitation,  the Partnership's Adjusted
     Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

(2)  The Advisor,  pursuant to the  Partnership Agreement is entitled  to an Asset Management  Fee equal to 0.95%  of Total Invested
     Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of
     0.28%  of Total Invested Assets.  CRI/AIM Management, Inc., which through  June 30, 1995 acted as the Sub-advisor, earned a fee equal to $151,341 and $302,682 for the three and six months ended June 30, 1995, respectively.  Effective June 30, 1995, CRIIMI
     MAE Services  Limited Partnership serves as the Sub-advisor.   Of the amounts paid to the  Advisor, CRIIMI MAE Services Limited
     Partnership earned a fee equal to $147,977 and $297,707 for the three and six months ended June 30, 1996, respectively.

(3)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred prior  to June 30, 1995 on behalf of  the General  Partner and the  Partnership.  As  discussed in  Note 1, the  transaction in  which CRIIMI MAE  became a self-
     administered  REIT  has no  impact on  the  payments required  to  be made  by the  Partnership,  other than  that  the expense reimbursements previously paid  by the Partnership to CRI in connection with the  provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
- -------
     As of June 30, 1996, the Partnership had invested in 90 insured mortgages with an aggregate amortized cost of approximately $205 million, an aggregate face value of approximately $214 million and an aggregate fair value of approximately $214 million.

     As of July 31, 1996, all of the Partnership's mortgage investments were current with respect to the payment of principal and interest except for the fully insured mortgage on Woodland Village Apartments, which was delinquent with respect to payments of principal and interest as of September 1995 and Country Club Apartments, which is delinquent with respect to the June 1996 payment. On October 31, 1995, the General Partner instructed the servicer of Woodland
Village Apartments to file a Notice of Default and an Election to Assign the mortgage with HUD. The claim was filed in October 1995, however, as of July 1996, the proceeds have not been received. The General Partner does not anticipate a material adverse impact on the Partnership's financial statements as a result of these delinquencies.

Results of Operations
- ---------------------
     Net earnings for the three and six months ended June 30, 1996 increased as compared to the corresponding periods in 1995 primarily due to the increase in net gains on mortgage dispositions and modifications, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995 primarily due to the reduction in the mortgage base during 1995 and 1996.

     Interest and other income increased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995 primarily due to short term investment of net disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995 as a result of mortgage dispositions, as discussed below.

     General and administrative expenses increased for the three months ended June 30, 1996, as compared to the corresponding period in 1995, due primarily to the timing of certain expenses. General and administrative expenses for the six months ended June 30, 1996 did not change significantly from the corresponding period in 1995.

     Mortgage servicing fees decreased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995 due to the reduction in the mortgage base.

     Net gains on mortgage dispositions increased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds for mortgage investments disposed of during the period. During the second quarter of 1996, the Partnership recognized a gain of approximately $659,000 as a result of prepayments of the mortgages on the Cambridge Arms Apartments and Bear Creek Apartments II and the modification of the Oak Forest loan. During the first six months of 1996, the Partnership recognized a loss of approximately $1,100 as a result of the prepayment on the Harbor View Estates loan in March 1996, and the Partnership recognized a loss of approximately $103,000 as a result of the modification of the mortgage on Waterford Green Apartments. During the first quarter of 1995, the Partnership recognized a gain

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

of approximately $53,000 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments. During the second quarter of 1995, the Partnership recognized a loss of approximately $37,000 as a result of the assignment to HUD of the mortgage on El Lago Apartments.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities increased slightly for the six months ended June 30, 1996, as compared to the corresponding period in 1995. This increase was primarily due to the reduction in note payable and due to affiliate during 1995 resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement which resulted in lower net cash provided by operations for the six months ended June 30, 1995. Also contributing to the increase in net cash provided by operating activities was an increase in accounts payable which was primarily attributable to the timing of payments.

     Net cash provided by investing activities increased for the six months ended June 30, 1996, as compared to the corresponding period in 1995 due to the increase in proceeds from dispositions due to the prepayment of the mortgages on Harbor View Estates, Cambridge Arms Apartments and Bear Creek Apartments II. In addition, receipt of mortgage principal from scheduled payments increased for the six months ending June 30, 1996, as compared to the corresponding period in 1995 due to the partial prepayment on the Cambridge mortgage prior to disposition.

     Net cash used in financing activities decreased for the six months ending June 30, 1996, as compared to the corresponding period in 1995, as a result of a decrease in distributions paid of $.36 per Unit to $.33 per Unit from the first quarter of 1995 to the corresponding period in 1996.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

The exhibits filed as part of this report are listed below:

          Exhibit No.               Description
          -----------         -----------------------
             27               Financial Data Schedule

                                    SIGNATURE
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


August 14, 1996               /s/ Cynthia O. Azzara
- ---------------               -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer