Form 10-Q
period 1996-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1996-11-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1996
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       ----       ----
     As of September 30, 1996, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            nine months ended September 30, 1996 and 1995
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30, 1996
           (unaudited)  . . . . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        18

Signature . . . . . . . . . . . . . . . . . . . . . . .        19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                          September 30,   December 31,
                                               1996           1995
                                          -------------   ------------
                                             (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages             $159,962,605   $169,460,375
    Originated insured mortgages             22,516,685     22,960,468
                                           ------------   ------------
                                            182,479,290    192,420,843

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages               14,590,366     14,684,828
    Originated insured mortgages             13,054,271     13,123,855
                                           ------------   ------------
                                             27,644,637     27,808,683

Cash and cash equivalents                     4,557,028      3,368,700

Receivables and other assets                  1,776,328      1,775,746

Investment in affiliate                         314,073        317,151
                                           ------------   ------------
     Total assets                          $216,771,356   $225,691,123
                                           ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                      $  5,404,986   $  4,525,104

Accounts payable and accrued expenses           156,718        163,737

Note payable and due to affiliate               386,659        320,920
                                           ------------   ------------
     Total liabilities                        5,948,363      5,009,761
                                           ------------   ------------
Partners' equity:
  Limited partners' equity                  205,593,554    210,842,615
  General partner's deficit                  (1,487,803)    (1,274,782)
  Unrealized gains on
    investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                         9,074,913     12,159,559
  Unrealized losses on investment
    in FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities          (2,357,671)    (1,046,030)
                                           ------------   ------------
     Total partners' equity                 210,822,993    220,681,362
                                           ------------   ------------
     Total liabilities and partners'
       equity                              $216,771,356   $225,691,123
                                           ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                   STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                                  For the three months ended        For the nine months ended
                                                         September 30,                      September 30,
                                                -----------------------------      -----------------------------

                                                     1996             1995             1996             1995
                                                 ------------     ------------     ------------     ------------
Income:
  Mortgage investment income                     $  4,397,124     $  4,555,595     $ 13,434,378     $ 13,854,372
  Interest and other income                            49,868           70,890          154,130          129,701
                                                 ------------     ------------     ------------     ------------
                                                    4,446,992        4,626,485       13,588,508       13,984,073
                                                 ------------     ------------     ------------     ------------
Expenses:
  Asset management fee to related parties             493,214          507,990        1,503,270        1,534,896
  General and administrative                           53,085           96,676          244,346          289,924
  Mortgage servicing fees                              63,980           71,961          202,375          216,661
  Interest expense to affiliate                         5,783            5,784           17,349           17,350
                                                 ------------     ------------     ------------     ------------
                                                      616,062          682,411        1,967,340        2,058,831
                                                 ------------     ------------     ------------     ------------
Net earnings before gain (loss)
  on mortgage dispositions/
  modifications                                     3,830,930        3,944,074       11,621,168       11,925,242

Gains on mortgage dispositions/
  modifications                                            --               --          658,973           52,730
Losses on mortgage dispositions/
  modifications                                       (40,554)              --         (144,595)         (36,632)
                                                 ------------     ------------     ------------     ------------
Net earnings                                     $  3,790,376      $ 3,944,074     $ 12,135,546     $ 11,941,340
                                                 ============     ============     ============     ============
Net earnings allocated to:
  Limited partners - 96.1%                       $  3,642,552     $  3,790,255     $ 11,662,260     $ 11,475,628
  General partner - 3.9%                              147,824          153,819          473,286          465,712
                                                 ------------     ------------     ------------     ------------
                                                 $  3,790,376     $  3,944,074     $ 12,135,546     $ 11,941,340
                                                 ============     ============     ============     ============
Net earnings per Limited
  Partnership Unit                               $       0.30     $       0.31     $       0.96     $       0.95
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               STATEMENT OF CHANGES IN PARTNERS' EQUITY

                             For the nine months ended September 30, 1996

                                                 (Unaudited)





                                                                      Unrealized          Unrealized
                                                                       Gains on            Losses on
                                                                      Investment          Investment
                                                                    in FHA-Insured      in FHA-Insured
                                                                     Certificates         Certificates
                                       General         Limited      and GNMA Mortgage-  and GNMA Mortgage-
                                       Partner         Partners     Backed Securities   Backed Securities         Total
                                    -------------    -------------  -----------------   -----------------     -------------

Balance, December 31, 1995          $  (1,274,782)   $ 210,842,615  $      12,159,559   $      (1,046,030)    $ 220,681,362

  Net earnings                            473,286       11,662,260                 --                  --        12,135,546

  Distributions paid or
    accrued of $1.40 per
    Unit                                 (686,307)     (16,911,321)                --                  --       (17,597,628)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 --               --        (3,084,646)          (1,311,641)       (4,396,287)
                                    -------------    -------------  ----------------    -----------------     -------------
Balance, September 30, 1996         $  (1,487,803)   $ 205,593,554  $      9,074,913    $      (2,357,671)    $ 210,822,993
                                    =============    =============  ================    =================     =============

Limited Partnership Units
    outstanding - September
    30, 1996                                            12,079,514
                                                     =============




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                 For the nine months ended September 30,
                                                                      1996                   1995
                                                                  ------------           ------------
Cash flows from operating activities:
  Net earnings                                                    $ 12,135,546           $ 11,941,340
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gains on mortgage dispositions/modifications                      (658,973)               (52,730)
    Losses on mortgage dispositions/modifications                      144,595                 36,632
    Changes in assets and liabilities:
      Decrease in accounts payable
        and accrued expenses                                            (7,019)              (105,694)
      Decrease in other receivables and
        other assets                                                   138,276                 18,084
      Decrease in investment in affiliate                                3,078                     --
      Increase (decrease) in note payable
        and due to affiliate                                            65,739               (101,955)
                                                                  ------------           ------------
        Net cash provided by operating activities                   11,821,242             11,735,677
                                                                  ------------           ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                               1,190,264                975,618
  Proceeds from mortgage dispositions                                4,894,568              2,314,351
                                                                  ------------           ------------
        Net cash provided by investing activities                    6,084,832              3,289,969
                                                                  ------------           ------------
Cash flows from financing activities:
  Distributions paid to partners                                   (16,717,746)           (13,198,221)
                                                                  ------------           ------------
        Net cash used in financing
          activities                                               (16,717,746)           (13,198,221)
                                                                  ------------           ------------
Net increase in cash and cash
  equivalents                                                        1,188,328              1,827,425

Cash and cash equivalents, beginning of period                       3,368,700              3,462,825
                                                                  ------------           ------------
Cash and cash equivalents, end of period                          $  4,557,028           $  5,290,250
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          As of September 30, 1996, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value consisted of 62 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $152,161,451, an aggregate face value of $158,241,678, and an aggregate fair value of $159,962,605. As of December 31, 1995, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value consisted of 66 FHA-Insured Certificates and nine GNMA Mortgage-Backed Securities with an aggregate amortized cost of $157,656,694, an aggregate face value of $164,397,459, and an aggregate fair value of $169,460,375.

          As of September 30, 1996, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value consisted of one GNMA Mortgage-Backed Security and one FHA-insured certificate with an aggregate amortized cost of $17,152,798, an aggregate face value of $16,796,183, and an aggregate fair value of $16,422,596. As of December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value consisted of one GNMA Mortgage-Backed Security with an amortized cost of $10,666,346, a face value of $10,760,496 and a fair value of $10,925,754.

          In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. On April 30, 1996, the mortgage on Waterford Green was restated under the HUD 223(a)(7) program converting this originated mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. As a result of converting a coinsured mortgage to a fully insured mortgage, the Partnership recognized a loss of approximately $103,000 on the modification. Payments due under the new mortgage began June 1, 1996. Prior to this restatement, as part of the prior workout arrangements with the borrower, a portion of the interest due under the original note had been deferred temporarily. Concurrent with this HUD modification, the deferred interest is now evidenced in the form of a cash surplus note in the amount of $356,600. To the extent available, surplus cash, as defined by HUD, will be split 50/50 in repayment of this deferred interest and another note due the property manager for deferred management fees. Once deferred management fees have been repaid, 100% of surplus cash, if any, will be applied against the remaining deferred interest obligation. Upon repayment of both of these obligations, any surplus cash will be distributed based upon the terms of the participation agreement. As of September 30, 1996, the balance of this note is $356,600.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          During March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this insured mortgage after a Notice of Default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in March 1996, resulting in a loss of approximately $1,100. A distribution of $0.08 per Unit related to this prepayment was declared in April 1996 and was distributed to Unitholders in August 1996.

          During May 1996, the mortgages on Cambridge Arms Apartments and Bear Creek Apartments II were prepaid. The Partnership received net proceeds of approximately $2.9 million. The Partnership recognized a gain of approximately $235,000 from the prepayment of the mortgage on Cambridge Arms Apartments and a gain of approximately $276,500 from the prepayment of the mortgage on Bear Creek Apartments II. A distribution of $0.23 per Unit related to these prepayments was declared in June 1996 and was distributed to Unitholders in August 1996.

          In October 1995, the Partnership filed a Notice of Default and an Election to Assign with the United States Department of Housing and Urban Development (HUD) related to the mortgage on Woodland Village Apartments. On August 30, 1996, the Partnership received approximately $1.4 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $139,000 are included in receivables and other assets on the accompanying balance sheet as of September 30, 1996. The Partnership recognized a loss of approximately $41,000 as of September 30, 1996. A distribution of $0.10 per unit related to this assignment was declared in September 1996 and was paid to Unitholders on November 1, 1996.

          As of October 31, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Meadow Park Apartments I, which was assigned in October 1996, as discussed below, and Country Club Terrace Apartments and Colony West Apartments which are delinquent with respect to the September 1996 payment of principal and interest. The Partnership expects to receive the payments on Country Club Terrace Apartments and Colony West Apartments. On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. The Partnership expects to recognize a gain of approximately $130,000 on the assignment of this mortgage.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     Coinsured by affiliate
     ----------------------
          As of September 30, 1996 and December 31, 1995, the Partnership had invested in one and two, respectively, FHA-Insured Certificate secured by a coinsured mortgage where the coinsurance lender is Integrated Funding Inc.
     (IFI). On April 30, 1996, one of the coinsured mortgages, Waterford Green Apartments, was converted from a coinsured mortgage to fully insured mortgage, as discussed above. The coinsured mortgage investments were made by the former managing general partner on behalf of the Partnership. As structured by the former managing general partner, with respect to the remaining coinsured mortgage, Westlake Village, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. The General Partner believes there is adequate collateral value underlying the Westlake Village mortgage. Accordingly, no loan losses were recognized on this investment during the nine months ended September 30, 1996 and 1995.

          As of October 31, 1996, the mortgage on Westlake Village shown in the table below was current with respect to the payment of principal and interest. As of September 30, 1996, this mortgage had a fair value of $6,094,089. As of December 31, 1995, two coinsured mortgages had an aggregate fair value of $12,034,714, respectively. The following table summarizes this information as of September 30, 1996 and December 31, 1995.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                             Amortized        Face           Amortized        Face
                                                Cost          Value            Cost           Value
                                            September 30,  September 30,    December 31,   December 31,
                                                1996           1996             1995           1995
                                            -------------  -------------    ------------   ------------
            Westlake Village                $   6,447,799  $   6,445,886    $  6,473,072   $  6,471,133
            Waterford Green Apts.(1)        $          --  $          --    $  6,511,202   $  6,526,094

     (1)  On April  30, 1996, the coinsured  mortgage on Waterford  Green Apartments, was converted  from a coinsured mortgage  to a fully insured mortgage, as discussed above.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED LOANS

          As of September 30, 1996 and December 31, 1995 the Partnership's investment in fully insured acquired insured mortgages, recorded at amortized cost, consisted of 12 FHA-Insured Loans with an aggregate amortized cost of $14,590,366 and $14,684,828, respectively, an aggregate face value of $17,462,682 and $17,627,453, respectively, and an aggregate fair value of $17,750,909 and $18,388,369, respectively.

          As of September 30, 1996 and December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at amortized cost, consisted of three FHA-Insured Loans with an aggregate amortized cost of $13,054,271 and $13,123,855, respectively, an aggregate face value of $12,703,439 and $12,766,486, respectively, and an aggregate fair value of $12,964,852 and $13,160,443, respectively.

          In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 1996, the Partnership received additional interest of $0 and $42,417, respectively, from the Participations. During the three and nine months ended September 30, 1995, the Partnership received additional interest of $0 and $64,676, respectively, from the Participations. These amounts, are included in mortgage investment income on the accompanying statements of operations.

          As of October 31, 1996, all of the FHA-insured loans were current with respect to the payment of principal and interest.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1996 and 1995 are as follows:

                                         1996           1995
                                        ------         ------
     Quarter ended March 31,            $ 0.33         $ 0.36
     Quarter ended June 30,             $ 0.64(1)      $ 0.33
     Quarter ended September 30,        $ 0.43(2)      $ 0.49
                                        ------         ------
                                        $ 1.40         $ 1.18
                                        ======         ======

(1) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II and Cambridge Arms Apartments.

(2) This amount includes approximately $0.10 per unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                     For the                      For the
                                                                 Three months ended          Nine months ended
                                  Capacity in Which                 September 30,              September 30,
Name of Recipient                    Served/Item                 1996       1995             1996          1995
-----------------           ----------------------------      ---------- ----------       ----------     ----------
CRIIMI, Inc.(1)             General Partner/Distribution      $  210,794 $  240,209       $  686,307     $  578,461

AIM Acquisition             Advisor/Asset Management Fee         493,214    507,990        1,503,270      1,534,896
  Partners, L.P.(2)

CRI(3)                      Affiliate of General Partner/             --      9,224               --         71,129
                              Expense Reimbursement

CRIIMI MAE                  Affiliate of General Partner/          1,687     11,519           67,360         11,519
Management, Inc.(3)           Expense Reimbursement

(1)  The General Partner, pursuant to  amendments to the Partnership Agreement, effective September 6,  1991, is entitled to receive
     3.9% of  the Partnership's income,  loss, capital and distribution,  including, without limitation,  the Partnership's Adjusted
     Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

(2)  The Advisor,  pursuant to the  Partnership Agreement is  entitled to an  Asset Management Fee equal  to .95% of  Total Invested
     Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of
     0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI  MAE Services Limited Partnership, the Sub-advisor, earned  a fee equal  to $145,373  and $443,080, for  the three  and nine  months ended September  30, 1996,  respectively, and,
     $149,730 for the three  and nine months  ended September 30, 1995.   CRI/AIM Management, Inc.,  which acted as the  Sub-advisor through June 30, 1995, earned a fee equal $302,682.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
-------
     As of September 30, 1996, the Partnership had invested in 89 insured mortgages with an aggregate amortized cost of approximately $203 million, an aggregate face value of approximately $212 million and an aggregate fair value of approximately $213 million.

     As of October 31, 1996, all of the Partnership's mortgage investments were current with respect to the payment of principal and interest except for the fully insured mortgages on Meadow Park Apartments I, which was assigned in October 1996, as discussed below, and Country Club Terrace Apartments and Colony West Apartments which are delinquent with respect to the September 1996 payment of principal and interest. The Partnership expects to receive the payments on Country Club Terrace Apartments and Colony West Apartments. On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. The Partnership expects to recognize a gain of approximately $130,000 on the assignment of this mortgage.

Results of Operations
---------------------
     Net earnings for the three months ended September 30, 1996, decreased as compared to the corresponding period in 1995 primarily as a result of the reduction in the mortgage base due to the dispositions that occurred in the second quarter of 1996, as discussed below. Net earnings for the nine months ended September 30, 1996 increased as compared to the corresponding period in 1995 primarily due to the increase in net gains on mortgage dispositions and modifications, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995 primarily due to the reduction in the mortgage base during 1995 and 1996.

     Interest and other income decreased for the three months ended September 30, 1996, as compared to the corresponding period in 1995 due to a reduction in the mortgage base. Interest and other income increased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995 primarily due to the receipt of net disposition proceeds in the second quarter of 1996 which were invested short-term prior to distribution to Unitholders in August 1996.

     Asset management fees to related parties decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995 as a result of mortgage dispositions, as discussed below.

     General and administrative expenses decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, primarily due to decreases in certain costs related to investor services, resulting from a reduction in the number of registered holders. In addition, payroll related expenses have decreased as a result of a reduction in the mortgage base.

     Mortgage servicing fees decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995 due to the reduction in the mortgage base.

     Gains or losses on mortgage dispositions are based on carrying amounts and proceeds for mortgage investments disposed of during the period. Losses increased for the three months ended September 30, 1996, as compared to the same period in 1995, due to a loss recognized by the Partnership of approximately $41,000 as a result of the assignment to HUD of the mortgage on Woodland Village

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

Apartments. Net gains on mortgage dispositions increased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995. During the second quarter of 1996, the Partnership recognized a gain of approximately $659,000 as a result of prepayments of the mortgages on the Cambridge Arms Apartments and Bear Creek Apartments II and the modification of the Oak Forest loan. During the first quarter of 1996, the Partnership recognized a loss of approximately $1,100 as a result of the prepayment on the Harbor View Estates loan in March 1996. During the second quarter of 1996, the Partnership recognized a loss of approximately $103,000 as a result of the modification of the mortgage on Waterford Green Apartments. During the first quarter of 1995, the Partnership recognized a gain of approximately $53,000 as a result of the final settlement of the disposition of the mortgage on Dearborne Place Apartments. During the second quarter of 1995, the Partnership recognized a loss of approximately $37,000 as a result of the assignment to HUD of the mortgage on El Lago Apartments.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities increased slightly for the nine months ended September 30, 1996, as compared to the corresponding period in 1995. This increase was primarily due to the reduction in note payable and due to affiliate during 1995 resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement which resulted in lower net cash provided by operations for the nine months ended September 30, 1995. Also contributing to the increase in net cash provided by operating activities was an increase in Due from HUD as a result of the assignment of the Woodland Village mortgage. The balance represents the remaining proceeds, plus interest due from HUD.

     Net cash provided by investing activities increased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995 due to the increase in proceeds from mortgage dispositions. In addition, receipt of mortgage principal from scheduled payments increased for the nine months ending September 30, 1996, as compared to the corresponding period in 1995 due to the partial principal prepayment on the Cambridge mortgage prior to disposition.

     Net cash used in financing activities increased for the nine months ending September 30, 1996, as compared to the corresponding period in 1995, as a result of an increase in distributions paid to partners. Distributions paid to partners for the nine months ended September 30, 1996, included

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

special distributions resulting from the prepayment of the mortgages on Harbor View Estates, Cambridge Arms Apartments and Bear Creek Apartments II.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


                              /s/ Cynthia O. Azzara
---------------               -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer