Form 10-K
period 1996-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1997-03-31
CIK 753281

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
                              ------------------

Commission file number             1-11059
                              -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
-----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             California                          13-3257662
-------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
-----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                      which registered
--------------------------------      ---------------------------
 Depositary Units of Limited            American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-----------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1997, 12,079,389 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $176,602,564.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary Data .   16
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   17

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   17
Item 11.  Executive Compensation  . . . . . . . . . . .   17
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   18
Item 13.  Certain Relationships and Related Transactions  18

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   19

Signatures  . . . . . . . . . . . . . . . . . . . . . .   22

                                     PART I
ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors
- Series 85, L.P. (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1996.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). CRIIMI MAE was formerly managed by an affiliate of CRI, Inc. (CRI).

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

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration (FHA) insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, or one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

                                     PART I

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
     Since April 8, 1992, the Units have traded on the American Stock Exchange
(AMEX) with a trading symbol of "AII."

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1996 and 1995 were as follows:

                                                       Amount of
                                     1996            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31,                    $15       $14 3/8        $ 0.33
 June 30,                      14 5/8    13 3/4          0.64(1)
 September 30,                 14 1/2    13 7/8          0.43(2)
 December 31,                  14 7/8    14 1/8          0.85(3)
                                                       ------
                                                       $ 2.25
                                                       ======

                                                       Amount of
                                     1995            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31,                    $14 7/8   $13            $ 0.36
 June 30,                      14 7/8    13 3/4          0.33
 September 30,                 14 3/4    14              0.49 (4)
 December 31,                  14 3/4    14 1/4          0.36 (5)
                                                       ------
                                                       $ 1.54
                                                       ======

 (1) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II, and Cambridge Arms Apartments.
 (2) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.
 (3) This amount includes approximately $0.51 per Unit representing net proceeds from the prepayment of the mortgage on Westlake Village. In addition, it includes approximately $0.01 per Unit representing net proceeds from the modification of mortgage on Oak Forest Apartments II and the partial prepayment of the mortgage on Cambridge Arms Apartments.
 (4) This amount includes approximately $0.16 per Unit representing net proceeds from the assignment of the mortgage on El Lago Apartments.
 (5) This amount includes approximately $0.02 per Unit representing additional proceeds from the assignment of the mortgage on El Lago Apartments.

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

                               Approximate Number of Unitholders
   Title of Class                   as of December 31, 1996
--------------------           ---------------------------------
Depositary Units of Limited
  Partnership Interest                          12,500

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                  For the Years Ended December 31,
                                           1996        1995      1994        1993      1992
                                         --------    --------  --------    --------  --------
Income                                   $ 17,943    $ 18,589  $ 19,167    $ 19,202  $ 18,694

Net gains (losses) on mortgage
  dispositions and loan losses                522          36      (151)      2,636      (652)

Net earnings                               15,789      15,903    16,155      19,058    15,313

Net earnings per Limited
  Partnership Unit (1)                       1.26        1.27      1.29        1.52      1.22

Distributions per Limited
  Partnership Unit (1)(2)                    2.25        1.54      1.96       1.775      1.13


                                                             As of December 31,
                                           1996        1995      1994        1993      1992
                                         --------    --------  --------    --------  --------
Total assets                             $215,951    $225,691  $214,823    $227,937  $229,616

Partners' equity                          204,687     220,681   209,557     221,504   224,758

(1)  Calculated based upon the weighted average number of Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1996, 1995, 1994, 1993 and 1992, which were paid subsequent to year end.  See Notes 3 and 7 of the notes to the financial statements of the
     Partnership contained in Item 8, "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1996 and 1995, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
     American Insured Mortgage Investors - Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. During the period from March 8, 1985 (the initial closing date of the Partnership's public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest (Units), raised a total of $241,587,780 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 3.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).
Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1993, and subject to the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation. As of December 31, 1996, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by FHA or fully insured Acquired Insured Mortgages.

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

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed
  Securities
---------------------------------------------------------------
     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                 December 31,
                                             1996            1995
                                         ------------    ------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities                 9               9
    FHA-Insured Certificates                       62              66
  Amortized Cost                         $151,866,819    $157,656,694
  Face Value                              157,889,594     164,397,459
  Fair Value                              159,959,297     169,460,375


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                 1               1
    FHA-Insured Certificates                        1              --
  Amortized Cost                         $ 17,126,685    $ 10,666,346
  Face Value                               16,770,069      10,760,496
  Fair Value                               16,646,943      10,925,754


     In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. On April 30, 1996, the mortgage on Waterford Green was restated under the HUD 223(a)(7) program converting this originated mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. As a result of converting a coinsured mortgage to a fully insured mortgage, the Partnership recognized a loss of approximately $103,000 on the modification. Payments due under the new mortgage began June 1, 1996. Prior to this restatement, as part of the prior workout arrangements with the borrower, a portion of the interest due under the original note had been deferred

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


temporarily. Concurrent with this HUD modification, the deferred interest is now evidenced in the form of a cash surplus note in the amount of $356,600. To the extent available, surplus cash, as defined by HUD, will be split 50/50 in repayment of this deferred interest and another note due the property manager for deferred management fees. Once deferred management fees have been repaid, 100% of surplus cash, if any, will be applied against the remaining deferred interest obligation. Upon repayment of both of these obligations, any surplus cash will be distributed based upon the terms of the participation agreement. As of December 31, 1996, the balance of this note is $356,600.

     In April 1996, the Partnership entered into a modification agreement with the mortgagor of Oak Forest Apartments II. This agreement lowered the interest rate on the mortgage from 8.5% to 7.5% effective May 1, 1996, through the maturity of the note. The agreement also modified the restrictions on prepayment of the note. The modification agreement, on this originated insured mortgage, resulted in a gain of approximately $148,000.

     In late March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this acquired insured mortgage after a Notice of Default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in late March 1996, resulting in a loss of approximately $1,100. A distribution of $0.08 per Unit related to this prepayment was declared in April 1996 and distributed to Unitholders in August 1996.

     In late May 1996, the mortgages on Cambridge Arms Apartments and Bear Creek Apartments II were prepaid, resulting in net proceeds of approximately $2.9 million. The Partnership recognized a gain of approximately $235,000 from the prepayment of the mortgage on Cambridge Arms Apartments and a gain of approximately $276,500 from the prepayment of the mortgage on Bear Creek Apartments II. A distribution of $0.23 per Unit related to the prepayment, on these acquired insured mortgages, was declared in June 1996 and was distributed to Unitholders in August 1996.

     In October 1995, the Partnership filed a Notice of Default and an Election to Assign with the United States Department of Housing and Urban Development
(HUD) related to the acquired insured mortgage on Woodland Village Apartments. On August 30, 1996, the Partnership received approximately $1.4 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $139,000 are included in receivables and other assets on the accompanying balance sheet as of December 31, 1996. The Partnership recognized a loss of approximately $41,000 during year end 1996. A distribution of $0.10 per Unit related to this assignment was declared in September 1996 and was paid to Unitholders in November 1996.

     As of March 1, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Meadow Park Apartments I, which was assigned in October 1996, as discussed below, and Country Club Terrace Apartments and Pleasant View Nursing Home which are delinquent with respect to the January 1997 payment of principal and interest. The Partnership expects to receive the payments on Country Club Terrace Apartments and Pleasant View Nursing Home. On October 11, 1996, the servicer of the acquired insured mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership anticipates it will recognize a gain of approximately

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


$139,000 in 1997. A distribution of $0.05 per Unit related to this assignment was declared in February 1997 and is expected to be paid to Unitholders in May 1997.

     In late February 1997, the acquired insured mortgage on Security Apartments was prepaid. The partnership received net proceeds of approximately $304,000, and anticipates it will recognize a gain of approximately $66,000 in 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and is expected to be paid to Unitholders in May 1997.

     In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of default, plus the unamortized balance of acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

Coinsured FHA-Insured Certificates
----------------------------------

Coinsured by affiliate
----------------------
     As of December 31, 1996 and 1995, the Partnership had invested in zero and two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender was Integrated Funding, Inc. (IFI).

     On April 30, 1996, Waterford Green Apartments, with an unpaid principal balance of approximately $6.5 million, was converted from a coinsured mortgage to a fully insured originated insured mortgage, as discussed above. During December 1996, the Partnership received net proceeds of approximately $6.5 million for the prepayment of the mortgage on Westlake Village. The Partnership recognized a gain of approximately $7,000 on this prepayment as of December 31, 1996. A distribution of $0.51 per Unit related to this prepayment was declared in December 1996 and distributed to Unitholders in February 1997.

Fully Insured FHA-Insured Loans
-------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                                December 31,
                                            1996           1995
                                        ------------   ------------
Fully Insured Acquired Insured:
  Number of Loans                                 12             12
  Amortized Cost                        $ 14,556,595   $ 14,684,828
  Face Value                              17,405,640     17,627,453
  Fair Value                              17,706,486     18,388,369

Fully Insured Originated Insured:
  Number of Loans                                  3              3
  Amortized Cost                        $ 13,030,131   $ 13,123,855
  Face Value                              12,681,532     12,766,486
  Fair Value                              12,969,589     13,160,443


          As of March 1, 1997, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received $42,417, $64,676 and $35,314, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations
---------------------
1996 versus 1995
----------------
     Net earnings decreased slightly for 1996 as compared to 1995 primarily due to a decrease in mortgage investment income. Partially offsetting this decrease was a decrease in asset management fees and an increase in net gains on mortgage dispositions and modifications, as discussed below.

     Mortgage investment income decreased for 1996 as compared to 1995 primarily due to the reduction in mortgage base due to the disposition of mortgages, as discussed above.

     Interest and other income increased for 1996 as compared to 1995 primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for 1996 as compared to 1995 as a result of the reduction in the mortgage base.

     Gains from dispositions and modifications increased as a result of a modification agreement on the mortgage on Oakforest Apartments II and the prepayment of mortgages on Cambridge Arms Apartments, Bear Creek Apartments II and Westlake Village Apartments, as discussed previously. Losses from dispositions and modifications increased primarily due to a modification agreement on the mortgage of Waterford Green Apartments and the assignment of the mortgage on Woodland Village Apartments, as previously discussed.

1995 versus 1994
----------------
     Net earnings decreased for 1995 as compared to 1994 primarily due to a decrease in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased for 1995 as compared to 1994 primarily due to the assignment to HUD of the mortgage on El Lago Apartments in June 1995. Also contributing to the decrease was the conversion of construction loans to permanent loans at lower effective interest rates during 1995.

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

     General and administrative expenses decreased for 1995 as compared to 1994 primarily due to a decrease in investor services expenses and annual and quarterly reporting expenses resulting from a reduction in the number of registered holders. Also contributing to the decrease in general and

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


administrative expenses was a reduction in payroll and payroll-related expenses as a result of the stabilization of the Partnership's mortgage portfolio as well as a reduction in the mortgage base. In addition mortgage servicing fees decreased primarily due to a reduction in annual servicing fee rates upon the completion of the construction periods for several mortgage investments during 1994.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1996 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payment receipts or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds as reflected in the preceding table.

Cash flow - 1996 versus 1995
----------------------------
     Net cash provided by operating activities decreased slightly for 1996 as compared to 1995. This decrease was primarily due to a decrease in mortgage investment income, as discussed above. This decrease was offset by a reduction in note payable and due to affiliate during 1995 resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement which resulted in lower net cash provided by operations for 1995. In addition, offsetting the decrease in net cash provided by operating activities was an increase in Due from HUD as a result of the assignment of the Woodland Village mortgage. The balance represents the remaining proceeds, plus interest due from HUD.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     Net cash provided by investing activities increased in 1996 as compared to 1995 due to the increase in proceeds from mortgage dispositions, as discussed previously. In addition, receipt of mortgage principal from scheduled payments increased for 1996 as compared to 1995 due to partial prepayment of the mortgage on Cambridge Arms Apartments prior to disposition.

     Net cash used in financing activities increased for 1996 as compared to 1995, as a result of an increase in distributions paid to partners. Distributions paid to partners in 1996 included special distributions resulting from the disposition of the mortgages on Harbor View Estates, Cambridge Arms Apartments, Bear Creek Apartments II and Woodland Village Apartments.

Cash flow - 1995 versus 1994
----------------------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994. This decrease was primarily due to a decrease in receivables and other assets during 1994 resulting from the receipt in January 1994 of accrued, but previously undistributed, interest related to Victoria Pointe Apartments - Phase
I. Also contributing to this decrease were decreases in mortgage investment income and other investment income, as previously discussed.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is on pages 23 through 54.

                                     PART II

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a partnership interest of 3.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P. (the Advisor) serves as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3,4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 3 of the notes to the financial statements of the Partnership.

      18                            PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     As of December 31, 1996, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1996, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


      19                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:
                                                                       Page
     Description                                                       Number
     ----------------                                             --------------

     Balance Sheets as of December 31, 1996
       and 1995                                                             25

     Statements of Operations for the years ended
       December 31, 1996, 1995, and 1994                                    26

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1996, 1995 and
       1994                                                                 27

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                     28

     Notes to Financial Statements                                          29


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

      20                                      PART IV

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

      21                                      PART IV

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS - SERIES 85, L.P. (Registrant)

                               By:CRIIMI, Inc.
                              General Partner

March 26, 1997                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 26, 1997                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 26, 1997                /S/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 26, 1996                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director


March 26, 1997                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director

March 26, 1997                G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 26, 1997                /s/ Robert F. Tardio
---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              Financial Statements as of December 31, 1996 and 1995

            and for the Years Ended December 31, 1996, 1995 and 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

     As explained in Note 2 of the Notes to the Financial Statements, effective January 1, 1994, the Partnership changed its method of accounting for its investments in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 26, 1997

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                 December 31,   December 31,
                                                     1996           1995
                                                 ------------   ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
  Acquired insured mortgages                     $159,959,297   $169,460,375
  Originated insured mortgages                     16,646,943     22,960,468
                                                 ------------   ------------
                                                  176,606,240    192,420,843
                                                 ------------   ------------
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Acquired insured mortgages                       14,556,595     14,684,828
  Originated insured mortgages                     13,030,131     13,123,855
                                                 ------------   ------------
                                                   27,586,726     27,808,683

Cash and cash equivalents                           9,716,786      3,368,700

Receivables and other assets                        1,727,662      1,775,746

Investment in affiliate                               314,072        317,151
                                                 ------------   ------------
     Total assets                                $215,951,486   $225,691,123
                                                 ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $ 10,684,274   $  4,525,104

Accounts payable and accrued expenses                 198,964        163,737

Note payable and due to affiliate                     380,877        320,920
                                                 ------------   ------------
     Total liabilities                             11,264,115      5,009,761
                                                 ------------   ------------
Partners' equity:
  Limited partners' equity                        198,836,652    210,842,615
  General partner's deficit                        (1,762,017)    (1,274,782)
  Unrealized gain on investment
   in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities                                       8,715,942     12,159,559
  Unrealized loss on investment
   in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities                                      (1,103,206)    (1,046,030)
                                                 ------------   ------------
     Total partners' equity                       204,687,371    220,681,362
                                                 ------------   ------------
     Total liabilities and partners' equity      $215,951,486   $225,691,123
                                                 ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF OPERATIONS

                                            For the years ended December 31,
                                            1996         1995          1994
                                        ------------ ------------  ------------
     Income:
       Mortgage investment income       $ 17,731,547 $ 18,404,737  $ 18,640,699
       Interest and other income             211,779      183,846       526,002
                                        ------------ ------------  ------------
                                          17,943,326   18,588,583    19,166,701
                                        ------------ ------------  ------------
     Expenses:
       Asset management fee to related
         parties                           1,997,649    2,042,886     2,064,713
       General and administrative            655,426      655,831       778,666
       Interest expense to affiliate          23,132       23,133        17,350
                                        ------------ ------------  ------------
                                           2,676,207    2,721,850     2,860,729
                                        ------------ ------------  ------------
     Earnings before gains (losses)
       on mortgage dispositions/
        modifications                     15,267,119   15,866,733    16,305,972

     Mortgage dispositions/modifications:
       Gains                                 666,179       52,730            --
       Losses                               (144,595)     (16,665)     (151,354)
                                        ------------ ------------  ------------
     Net earnings                       $ 15,788,703 $ 15,902,798  $ 16,154,618
                                        ============ ============  ============

     Net earnings allocated to:
       Limited partners -96.1%          $ 15,172,944 $ 15,282,589  $ 15,524,588
       General partner - 3.9%                615,759      620,209       630,030
                                        ------------ ------------  ------------
                                        $ 15,788,703 $ 15,902,798  $ 16,154,618
                                        ============ ============  ============

     Net earnings per Limited
       Partnership Unit                 $       1.26 $       1.27  $       1.29
                                        ============ ============  ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                For the years ended December 31, 1996, 1995 and 1994



                                                                                  Unrealized         Unrealized
                                                                                    Gains              Losses
                                                                                on Investment      on Investment      Total
                                                General          Limited         in Insured         in Insured      Partners'
                                                Partner          Partners         Mortgages          Mortgages       Equity
                                             -------------     ------------  ----------------    ---------------  ------------
Balance, January 1, 1994                     $    (809,253)    $222,313,737  $             --    $            --  $221,504,484

  Net earnings                                     630,030       15,524,588                --                 --    16,154,618

  Distributions paid or accrued of
    of $1.96 per Unit, including return
    of capital of $0.67 per Unit                  (960,830)     (23,675,847)               --                 --   (24,636,677)

  Unrealized gains (losses) on
    investments in insured mortgages                    --               --         5,177,224         (8,642,268)   (3,465,044)
                                             -------------     ------------  ----------------    ---------------  ------------
Balance, December 31, 1994                      (1,140,053)     214,162,478         5,177,224         (8,642,268)  209,557,381

  Net earnings                                     620,209       15,282,589                --                 --    15,902,798

  Distributions paid or accrued of
    of $1.54 per Unit, including return
    of capital of $0.27 per Unit                  (754,938)     (18,602,452)               --                 --   (19,357,390)

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                                   --               --         6,982,335          7,596,238    14,578,573
                                             -------------     ------------  ----------------    ---------------  ------------
Balance, December 31, 1995                      (1,274,782)     210,842,615        12,159,559         (1,046,030)  220,681,362

  Net earnings                                     615,759       15,172,944                --                 --    15,788,703

  Distributions paid or accrued of
    $2.25 per Unit, including return
    of capital of $0.99 per Unit                (1,102,994)     (27,178,907)               --                 --   (28,281,901)

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                                   --               --        (3,443,617)           (57,176)   (3,500,793)
                                             -------------     ------------  ----------------    ---------------  ------------
Balance, December 31, 1996                   $  (1,762,017)    $198,836,652  $      8,715,942    $    (1,103,206) $204,687,371
                                             =============     ============  ================    ===============  ============

Limited Partnership Units outstanding -
  December 31, 1996, 1995 and 1994                               12,079,514
                                                               ============
                                             The accompanying notes are an integral part
                                                   of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                STATEMENTS OF CASH FLOWS

                                                                               For the years ended December 31,
                                                                           1996            1995             1994
                                                                       ------------    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                         $ 15,788,703    $ 15,902,798     $ 16,154,618
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Losses on mortgage dispositions/modification                            144,595          16,665          151,354
    Gains on mortgage dispositions/modification                            (666,179)        (52,730)              --
    Changes in assets and liabilities:
        Decrease in receivables and other assets                            186,942              51        1,375,525
     Decrease in investment in affiliate                                      3,079           1,924               --
        Increase (decrease) in accounts
          payable and accrued expenses                                       35,227        (137,195)          27,957
     Increase (decrease) in note payable and
          due to affiliate                                                   59,957        (118,513)         120,358
                                                                       ------------    ------------     ------------
        Net cash provided by operating
          activities                                                     15,552,324      15,613,000       17,829,812
                                                                       ------------    ------------     ------------
Cash flows from investing activities:
  Proceeds from disposition of mortgages                                 11,346,665       2,334,318               --
  Receipt of mortgage principal from
    scheduled payments                                                    1,571,828       1,315,947        1,302,622
  Investment in Insured Mortgages
    and advances on construction loans                                           --              --       (9,739,490)
  Payments made in connection with mortgage
    dispositions                                                                 --              --         (151,354)
  Principal payments on notes receivable
    from affiliates                                                              --              --        3,522,411
  Dividends from affiliate investee                                              --              --        1,097,118
                                                                       ------------    ------------     ------------
        Net cash provided by (used in)
          investing activities                                           12,918,493       3,650,265       (3,968,693)
                                                                       ------------    ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                        (22,122,731)    (19,357,390)     (26,270,742)
                                                                       ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents                      6,348,086         (94,125)     (12,409,623)

Cash and cash equivalents, beginning of year                              3,368,700       3,462,825       15,872,448
                                                                       ------------    ------------     ------------
Cash and cash equivalents, end of year                                 $  9,716,786    $  3,368,700     $  3,462,825
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

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 3.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1993, and subject to the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1996, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Since the expiration of the Partnership's reinvestment period on December 31, 1993, the Partnership is required to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

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

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. The Partnership adopted this statement as of January 1, 1994. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1996, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 13 years, on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1996 and 1995, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1994 have been reclassified to conform with the 1996 and 1995 presentation.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying statements of operations since they are the personal responsibility of the Unitholders.

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the years ended December 31, 1996, 1995 and 1994. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     recognized assets and liabilities while not resulting in cash receipts or cash payments.

          The following non-cash operating activities were recorded during the year ended December 31, 1996:

     Investment in mortgages                 $(138,858)
                                             =========
     Receivables and other assets            $ 138,858
                                             =========

3.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1996, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                 Capacity in Which                  For the years ended December 31,
Name of Recipient                   Served/Item                  1996          1995          1994
                           ----------------------------       ----------    ----------    ----------
CRIIMI, Inc.(1)            General Partner/Distribution       $1,102,994    $  754,938    $  960,830

AIM Acquisition            Advisor/Asset Management Fee        1,997,649     2,042,886     2,064,713
  Partners, L.P.(2)

CRI(3)                     Affiliate of General Partner/              --        71,129       140,960
                             Expense Reimbursement

CRIIMI MAE                 Affiliate of General Partner/          68,328        28,087            --
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

(2)  The  Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     .95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to  the Partnership (the Sub-advisor)
     is entitled to  a fee equal to 0.28% of Total Invested Assets.  CRI/AIM  Management, Inc., which through June 30, 1995 acted as the Sub-advisor,  earned a fee equal to $302,682  and $608,580, for the six  months ended June 30, 1995 and  for the year ended
     December 31, 1994,  respectively.  As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now
     serves as the  Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE  Services Limited Partnership earned a fee equal to
     $590,353 and $299,460 for the year ended December 31,  1996, and the six months ended December 31, 1995, respectively.  No fees were earned by CRIIMI MAE Services Limited Partnership for the year ended December 31, 1994.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                      As of December 31, 1996        As of December 31, 1995
                                                   Amortized         Fair             Amortized       Fair
                                                     Cost            Value              Cost          Value
                                                ------------     ------------      ------------    ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities:
  Acquired insured mortgages                    $151,866,819     $159,959,297      $157,656,694    $169,460,375
  Originated insured mortgages                    17,126,685       16,646,943        23,650,620      22,960,468
                                                ------------     ------------      ------------    ------------
                                                $168,993,504     $176,606,240      $181,307,314    $192,420,843
                                                ============     ============      ============    ============
Investment in FHA-Insured Loans:
  Acquired insured mortgages                    $ 14,556,595     $ 17,706,486      $ 14,684,828    $ 18,388,369
  Originated insured mortgages                    13,030,131       12,969,589        13,123,855      13,160,443
                                                ------------     ------------      ------------    ------------
                                                $ 27,586,726     $ 30,676,075      $ 27,808,683    $ 31,548,812
                                                ============     ============      ============    ============

Cash and cash equivalents                       $  9,716,786     $  9,716,786      $  3,368,700    $  3,368,700
                                                ============     ============      ============    ============
Accrued interest receivable                     $  1,426,113     $  1,426,113      $  1,567,816    $  1,567,816
                                                ============     ============      ============    ============

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

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured FHA-Insured Certificates and GNMA Mortgage-
       Backed Securities
     ---------------------------------------------------------
     Listed below is the Partnership's aggregate investment in Fully Insured Acquired Insured Mortgages:

                                                 December 31,
                                             1996            1995
                                         ------------    ------------

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities                 9               9
    FHA-Insured Certificates                       62              66
  Amortized Cost                         $151,866,819    $157,656,694
  Face Value                              157,889,594     164,397,459
  Fair Value                              159,959,297     169,460,375


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                 1               1
    FHA-Insured Certificates                        1              --
  Amortized Cost                         $ 17,126,685    $ 10,666,346
  Face Value                               16,770,069      10,760,496
  Fair Value                               16,646,943      10,925,754


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     In December 1992, the Partnership entered into a modification agreement with the mortgagor of Waterford Green Apartments. This agreement effectively lowered the interest rate on the mortgage from 8.5% to 6.5% for a period continuing through November 1995. The mortgagor assumed an additional note for the difference between the interest due under the principal mortgage and the modified interest paid under the agreement. On April 30, 1996, the mortgage on Waterford Green was restated under the HUD 223(a)(7) program converting this originated mortgage from a coinsured to fully insured status at a fixed rate of 7.25%. As a result of converting a coinsured mortgage to a fully insured mortgage, the Partnership recognized a loss of approximately $103,000 on the modification. Payments due under the new mortgage began June 1, 1996. Prior to this restatement, as part of the prior workout arrangements with the borrower, a portion of the interest due under the original note had been deferred temporarily. Concurrent with this HUD modification, the deferred interest is now evidenced in the form of a cash surplus note in the amount of $356,600. To the extent available, surplus cash, as defined by HUD, will be split 50/50 in repayment of this deferred interest and another note due the property manager for deferred management fees. Once deferred management fees have been repaid, 100% of surplus cash, if any, will be applied against the remaining deferred interest obligation. Upon repayment of both of these obligations, any surplus cash will be distributed based upon the terms of the participation agreement. As of December 31, 1996, the balance of this note is $356,600.

     In April 1996, the Partnership entered into a modification agreement with the mortgagor of Oak Forest Apartments II. This agreement lowered the interest rate on the mortgage from 8.5% to 7.5% effective May 1, 1996, through the maturity of the note. The agreement also modified the restrictions on prepayment of the note. The modification agreement, on this originated insured mortgage, resulted in a gain of approximately $148,000.

     In late March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this acquired insured mortgage after a Notice of Default was filed with HUD. The Partnership received net proceeds of approximately $693,000 from this prepayment in late March 1996, resulting in a loss of approximately $1,100. A distribution of $0.08 per Unit related to this prepayment was declared in April 1996 and distributed to Unitholders in August 1996.

     In late May 1996, the mortgages on Cambridge Arms Apartments and Bear Creek Apartments II were prepaid, resulting in net proceeds of approximately $2.9 million. The Partnership recognized a gain of approximately $235,000 from the prepayment of the mortgage on Cambridge Arms Apartments and a gain of approximately $276,500 from the prepayment of the mortgage on Bear Creek Apartments II. A distribution of $0.23 per Unit related to the prepayment, on these acquired insured mortgages, was declared in June 1996 and was distributed to Unitholders in August 1996.

     In October 1995, the Partnership filed a Notice of Default and an Election to Assign with the United States Department of Housing and Urban Development
(HUD) related to the acquired insured mortgage on Woodland Village Apartments. On August 30, 1996, the Partnership received approximately $1.4 million, representing approximately 90% of the assignment proceeds. The remaining proceeds of approximately $139,000 are included in receivables and other assets on the accompanying balance sheet as of December 31, 1996. The Partnership recognized a loss of approximately $41,000 during year end 1996. A distribution of $0.10 per Unit related to this assignment was declared in September 1996 and was paid to Unitholders in November 1996.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     As of March 1, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Meadow Park Apartments I, which was assigned in October 1996, as discussed below, and Country Club Terrace Apartments and Pleasant View Nursing Home which are delinquent with respect to the January 1997 payment of principal and interest. The Partnership expects to receive the payments on Country Club Terrace Apartments and Pleasant View
Nursing Home. On October 11, 1996, the servicer of the acquired insured mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership anticipates it will recognize a gain of approximately $139,000 in 1997. A distribution of $0.05 per Unit related to this assignment was declared in February 1997 and is expected to be paid to Unitholders in May 1997.

     In late February 1997, the acquired insured mortgage on Security Apartments was prepaid. The partnership received net proceeds of approximately $304,000, and anticipates it will recognize a gain of approximately $66,000 in 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and is expected to be paid to Unitholders in May 1997.

     In  the case  of fully  insured Originated  Insured Mortgages  and Acquired
Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of default, plus the unamortized balance of acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

Coinsured FHA-Insured Certificates
----------------------------------

Coinsured by affiliate
----------------------
     As of December 31, 1996 and 1995, the Partnership had invested in zero and two FHA-Insured Certificates, respectively, secured by coinsured mortgages where the coinsurance lender was Integrated Funding, Inc. (IFI).

     On April 30, 1996, Waterford Green Apartments, with an unpaid principal balance of approximately $6.5 million, was converted from a coinsured mortgage to a fully insured originated insured mortgage, as discussed above. During December 1996, the Partnership received net proceeds of approximately $6.5 million for the prepayment of the mortgage on Westlake Village. The Partnership recognized a gain of approximately $7,000 on this prepayment as of December 31, 1996. A distribution of $0.51 per Unit related to this prepayment was declared in December 1996 and distributed to Unitholders in February 1997.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the  Partnership's aggregate investment in FHA-Insured
     Loans:

                                                    December 31,
                                                1996           1995
                                            ------------   ------------
Fully Insured Acquired Insured:
  Number of Loans                                     12             12
  Amortized Cost                            $ 14,556,595   $ 14,684,828
  Face Value                                  17,405,640     17,627,453
  Fair Value                                  17,706,486     18,388,369

Fully Insured Originated Insured:
  Number of Loans                                      3              3
  Amortized Cost                            $ 13,030,131   $ 13,123,855
  Face Value                                  12,681,532     12,766,486
  Fair Value                                  12,969,589     13,160,443


          As of March 1, 1997, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received $42,417, $64,676 and $35,314, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                    1996      1995      1994
                                   ------    ------    ------
     Quarter ended March 31,       $0.33     $0.36     $0.39 (6)
     Quarter ended June 30,         0.64 (1)  0.33      0.73 (7)
     Quarter ended September 30,    0.43 (2)  0.49(4)   0.48 (8)
     Quarter ended December 31,     0.85 (3)  0.36(5)   0.36
                                   -----     -----     -----
                                   $2.25     $1.54     $1.96
                                   =====     =====     =====


(1) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II, and Cambridge Arms Apartments.
(2) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.
(3) This amount includes approximately $0.51 per Unit representing net proceeds from the prepayment of the mortgage on Westlake Village. In addition,

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

     includes approximately $0.01 per Unit representing net proceeds from the modification of the mortgage on Oak Forest Apartments II and the partial prepayment of the mortgage on Cambridge Arms Apartments.
(4) This amount includes approximately $0.16 per Unit representing net proceeds from the assignment of the mortgage on El Lago Apartments.
(5) This amount includes approximately $0.02 per Unit representing additional net proceeds from the assignment of the mortgage on El Lago Apartments.
(6) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest and gain from the disposition of the mortgage on Victoria Pointe Apartments-Phase I.
(7) This amount includes approximately $0.37 per Unit representing net principal proceeds from the prepayment of the mortgage on Richardson Road Apartments.
(8) This amount includes approximately $0.11 per Unit representing a one-time distribution of funds that had previously been set aside, pending resolution of the Partnership's troubled loans. Also included is approximately $0.01 per Unit representing a return of capital from a partial prepayment of the mortgage on Garden Court Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

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

     In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA Mortgage-Backed Security, which IFI distributed to the AIM Funds, in proportion to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of December 31, 1991. On June 30, 1994, AIM 86 and AIM 88 repaid the Partnership for the outstanding balance on the notes receivable. Interest income on the notes receivable, based on an interest rate of 8% per annum, which represented the interest rate on the GNMA Mortgage-Backed Security, was $70,449 for the year ended December 31, 1994.

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

     The note payable was executed in the amount of $319,075, which represents the outstanding balance as of December 31, 1996 and 1995. Additionally, as of December 31, 1996 and 1995, the Partnership owed a total of $61,802 and $1,845, respectively, to AIM 84.

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

9.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 12,079,389

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

Units  were issued for  an aggregate capital  contribution of $241,587,780.   In
addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefore.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
          (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994.

                                                                  1996
                                                             Quarter ended
                                            March 31      June 30      September 30    December 31
                                          -----------    ---------    --------------  -------------
Income                                    $     4,612    $   4,529    $        4,447  $       4,355
Net gains (losses) from
  mortgage dispositions                            (1)         556               (40)             7
Net earnings                                    3,928        4,417             3,790          3,654
Net earnings per Limited
  Partnership Unit                               0.31         0.35              0.30           0.30


                                                                  1995
                                                             Quarter ended
                                            March 31      June 30      September 30    December 31
                                          -----------    ---------    --------------  -------------
Income                                    $     4,640    $   4,717    $        4,626  $       4,606
Net gains (losses) from
  mortgage dispositions                            53          (36)               --             19
Net earnings                                    3,980        4,017             3,944          3,962
Net earnings per Limited
  Partnership Unit                               0.32         0.32              0.31           0.32

                                                                  1994
                                                             Quarter ended
                                            March 31      June 30      September 30    December 31
                                           ----------    ---------    --------------  -------------
Income                                     $    4,825    $   4,806    $        4,899  $       4,637
Net losses from mortgage
  dispositions                                     --           --                --           (151)
Net earnings                                    4,061        4,086             4,202          3,806
Net earnings per Limited
  Partnership Unit                               0.32         0.33              0.33           0.31


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996


                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates

  (carried at fair value)
The Executive House
 Dayton, Ohio                               8/21         12/01           7.5%    $    884,090     $     898,848    $       78,855(4)
Walnut Apartments
  La Puente, California                     3/20         11/01           7.5%       2,716,299         2,762,199           248,862(4)
Woodland Hills Apartments
  Auburn, Alabama                          10/19          6/99           7.5%         736,406           748,898            68,044(4)
Fairlawn II
  Waterbury, Connecticut                    6/20          5/00           7.5%         808,327           821,927            73,364(4)
Willow Dayton
  Chicago, Illinois                         8/19         12/00           7.5%       1,081,371         1,099,678            99,489(4)
Cedar Ridge Apartments
  Richton Park, Illinois                    4/20          2/01           7.5%       2,886,818         2,935,448           262,699(4)
Park Hill Apartments
  Lexington, Kentucky                       3/19          3/00           7.5%       1,876,007         1,907,873           173,845(4)
Fairfax House
  Buffalo, New York                        11/19          5/00           7.5%       2,287,854         2,326,513           209,608(4)
Country Club Terrace Apt.
  Holidaysburg, Pennsylvania                8/19          6/00           7.5%       1,549,273         1,575,502           142,537(4)
Silverwood Village Apts.
  Gallatin, Tennessee                       9/20          2/00           7.5%       1,376,214         1,399,329           124,420(4)
Fleetwood Village Apts.
  Cookeville, Tennessee                     6/20          2/00           7.5%       1,541,191         1,567,123           139,879(4)
Summit Square Manor
  Rochester, Minnesota                      8/19          5/99           7.5%       2,037,623         2,072,121           187,467(4)
Park Place
 Rochester, Minnesota                       3/20         10/99           7.5%         806,366           820,000            73,980(4)



                   AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                        SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Nevada Hills Apartments
  Reno, Nevada                              2/21          8/00           7.5%       1,228,223         1,248,794           110,345(4)
Bentgrass Hills Apartments
  Milwaukee, Wisconsin                      7/21          5/01           7.5%         244,027           248,105            21,817(6)
Colony West Apartments
  Chico, California                         7/20         12/00           7.5%         688,050           699,620            62,365(6)
Dunhaven Apartments Section I
  Baltimore County, Maryland                1/20         12/99           7.5%         956,908           973,057            87,429(6)
Emerald Green Apartments
  Indianapolis, Indiana                     1/20         12/99           7.5%       1,098,584         1,117,124           100,374(6)
Isle of Pines Village
  Apartments
  Baltimore County, Maryland               12/20          4/00           7.5%       1,299,404         1,321,191           117,030(6)
Kings Villa/Discovery Commons
  Sacramento, California                    7/19         11/99           7.5%       1,155,012         1,174,579           106,414(6)
Meadow Park Apartments I
  Anniston, Alabama                         9/20          8/00           7.5%         673,876           667,989            60,923(6)
Stoney Brook Apartments
  North Providence
  Rhode Island                              9/20         10/00           7.5%       1,529,503         1,555,192           138,278(6)
Security Apartments
  Mankato, Minnesota                        7/19          6/99           7.5%         303,694           308,839            27,980(6)
Steeplechase Apartments
  Aiken, South Carolina                     9/18          8/98           7.5%         542,899           552,172            50,921(6)
Walnut Hills Apartments
  Plainfield, Indiana                       9/19          3/00           7.5%         519,114           527,898            47,692(6)
Woodland Villas
  Jasper, Alabama                           8/19          3/00           7.5%         331,168           336,774            30,468(6)
Ashley Oaks Apartments
  Carrollton, Georgia                       3/22          4/02           7.5%         591,008           600,839            52,292(7)
Highland Oaks Apartments,
  Phase III
  Wichita Falls, Texas                      2/21          4/02           7.5%         998,882         1,015,611            89,741(7)


                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Holden Court Apartments
  Seattle, Washington                      12/21          4/02           7.5%         230,442           234,279            20,435(7)
Magnolia Place Apartments
  Franklin, Tennessee                       5/20          4/02           7.5%         338,956           344,662            30,804(7)
Quail Creek Apartments
  Howell, Michigan                          5/20          4/02           7.5%         567,474           577,027            51,572(7)
Rainbow Terrace Apartments
  Milwaukee, Wisconsin                      7/22          4/02           7.5%         335,801           341,376            29,581(7)
Rock Glen Apartments
  Baltimore, Maryland                       1/22          4/02           7.5%       1,120,614         1,139,273            99,375(7)
Stonebridge Apartments, Phase I
  Montgomery, Alabama                       4/20          4/02           7.5%       1,089,293         1,107,642            99,125(7)
Village Knoll Apartments
  Harrisburg, Pennsylvania                  4/20          4/02           7.5%       1,130,942         1,149,993           102,914(7)
Bowling Brook, Section 1
  Towson, Maryland                          5/30           N/A          8.50%      12,058,813        12,331,086         1,090,128
Cedar Bluff
  Eagan, Minnesota                          3/27           N/A          8.50%       4,463,701         4,565,149           411,371
Executive Tower
  Toledo, Ohio                              3/27           N/A          8.75%       2,917,672         2,983,906           275,283
New Castle Apartments
  Austin, Texas                             3/18           N/A          8.75%       2,108,859         2,158,439           219,143
Lincoln Green
  Burrillville, Rhode Island                6/33           N/A         10.25%       3,141,821         3,236,752           330,066
Turtle Creek Apartments
  San Antonio, Texas                        4/16           N/A          8.95%       1,725,732         1,766,795           188,596
Sangnok Villa
  Los Angeles, California                   1/30           N/A         10.25%         912,084           939,729            96,825
The Meadows of Livonia
  Livonia, Michigan                         9/34           N/A         10.00%       6,482,766         6,661,573           627,836


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996


                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------

FHA-Insured Certificates
  (carried at fair value) - Continued

Gamel & Gamel Apartments
  Benton, Kentucky                          4/27           N/A          8.75%   $     685,584    $      701,141      $     64,612
Wayland Health Center
  Providence, Rhode Island                 10/33           N/A          9.75%       6,928,064         7,119,266           696,610
Peachtree Place North
  Doraville, Georgia                        4/22           N/A          9.00%       6,490,533         6,639,797           651,339
Eaglewood Villa Apartments
  Springfield, Ohio                         2/27           N/A         8.875%       2,773,999         2,836,931           264,707
Gold Key Village Apartments
  Englewood, Ohio                           6/27           N/A          9.00%       2,928,742         2,995,090           282,030
Stafford Towers
  Baltimore, Maryland                       8/16           N/A          9.50%         375,990           386,855            42,613
Garden Court Apartments
  Lexington, Kentucky                       8/27           N/A          8.60%       1,192,871         1,219,936           110,583
Northdale Commons
  Coon Rapids, Minnesota                    9/27           N/A          9.00%         698,276           714,089            67,173
Northwood Place
  Meridian, Mississippi                     6/34           N/A          8.75%       4,535,169         4,636,832           412,635
Amador Residential
  Jackson, California                       1/34           N/A          9.00%       1,351,117         1,381,393           126,173
Cheswick Apartments
  Indianapolis, Indiana                     9/27           N/A          8.75%       3,146,623         3,217,958           295,736
Nassau Apartments
  New Orleans, Louisiana                   11/27           N/A          8.63%         885,046           905,116            82,139
The Gate House Apartments
  Lexington, Kentucky                       2/28           N/A          8.55%       2,870,172         2,935,247           264,092
Bradley Road Nursing
  Bay Village, Ohio                         5/34           N/A         8.875%       2,536,318         2,593,154           233,708



                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------

FHA-Insured Certificates
  (carried at fair value) - Continued

Franklin Plaza
  Cleveland, Ohio                           5/23           N/A         8.175%       5,439,777         5,439,243           503,183
Ashford Place Apartments
  Mobile, Alabama                          10/24           N/A         7.125%       3,418,654         3,418,533           282,875
Heritage Heights Apartments
  Harrison, Arizona                         4/32           N/A          9.50%         419,396           430,988            41,313
Pleasant View Nursing Home
  Union, New Jersey                         6/29           N/A          7.75%       7,622,278         7,619,105           643,312
Pine Tree Lodge
  Pasadena, Texas                          12/33           N/A          9.50%       2,145,244         2,209,601           222,323(9)
                                                                                -------------    --------------
  Total FHA-Insured Certificates -
    Acquired Insured Mortgages,
    carried at fair value                                                         127,817,014       130,221,199
                                                                                -------------    --------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Maryland Meadows
  Glendale, Arizona                        10/27           N/A          8.35%       5,023,655         4,967,475           436,957
Spanish Trace Apartments
  Md. Heights, Missouri                     9/28           N/A          7.35%       9,757,159         9,648,849           771,094
Stone Hedge Village Apts.
  Farmington, New York                     11/27           N/A          7.00%       1,843,227         1,822,912           143,222
Afton Square Apartments
  Portsmouth, Virginia                     12/28           N/A          7.25%       1,078,281         1,066,312            81,383
Carlisle Apartments
  Houston, Texas                           12/28           N/A         7.125%       2,155,307         2,131,422           165,877
Independence Park
  Largo, Florida                            9/29           N/A          7.75%       4,046,782         4,001,445           330,715
Ridgecrest Timbers
  Portland, Oregon                         12/28           N/A          7.25%       1,569,726         1,552,302           120,849


                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------

FHA-Insured Certificates
  (carried at fair value) - Continued

Huntington Apartments
  Concord, North Carolina                  12/29           N/A          7.25%       2,990,667         2,957,458           233,099
Northwood Apartments
  Mockville, North Carolina                12/29           N/A          7.25%       1,607,776         1,589,923           125,313
                                                                                 ------------    --------------

    Total GNMA Mortgage-Backed
      Securities                                                                   30,072,580        29,738,098
                                                                                 ------------    --------------
    Total investment in Acquired
      Insured Mortgages, carried
      at fair value                                                               157,889,594       159,959,297
                                                                                 ------------    --------------


ORIGINATED INSURED MORTGAGES
----------------------------
GNMA Mortgage-Backed Security
  (carried at fair value)

Oak Forest Apartments II
  Ocoee, Florida                           12/31         11/09          8.25%      10,703,555        10,582,963           898,012
FHA-Insured Certificate
  (carried at fair value)

Waterford Green Apartments
  South St. Paul, Minnesota (11)           11/30         12/04          8.50%       6,066,514         6,063,980           610,218
                                                                                ------------    --------------
    Total investment in Originated Insured
      Mortgages, carried at fair value                                             16,770,069        16,646,943
                                                                                 ------------    --------------
    Total investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities                                         174,659,663       176,606,240
                                                                                 ------------    --------------


                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                         DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(13)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------
ACQUIRED INSURED MORTGAGES
--------------------------

FHA-Insured Loans
  (carried at amortized cost)(2)
Bay Pointe Apartments
  Lafayette, Indiana                        2/23         11/00           7.5%       2,098,622         1,720,728           185,268(8)
Baypoint Shoreline Apartments
  Duluth, Minnesota                         1/22          8/00           7.5%         991,971           811,102            87,967(8)
Berryhill Apartments
  Grass Valley, California                  1/21          8/99           7.5%       1,288,451         1,055,933           115,899(8)
Brougham Estates II
  Kansas City, Kansas                      11/22          8/00           7.5%       2,632,011         2,147,084           230,860(8)
College Green Apartments
  Wilmington, North Carolina                3/23          6/01           7.5%       1,413,373         1,152,372           123,455(8)
Fox Run Apartments
  Dothan, Alabama                          10/19         12/97           7.5%       1,265,562         1,040,891           116,242(8)
Kaynorth Apartments
  Lansing, Michigan                         4/23          3/01           7.5%       1,917,493         1,562,914           167,318(8)
Lakeside Apartments
  Bennettsville, South Carolina             1/22          3/01           7.5%         398,098           325,836            35,303(8)
Portervillage I Apartments
  Portervillage, California                 8/21          5/00           7.5%       1,161,634           951,052           103,733(8)
Town Park Apartments
  Rockingham, North Carolina               10/22          6/01           7.5%         646,046           527,648            56,755(8)
Westbrook Apartments
  Kokomo, Indiana                          11/22         12/00           7.5%       1,837,983         1,504,863           163,177(8)
Continental Village
  New Hope, Minnesota                       1/22           N/A          8.95%       1,754,396         1,756,172           175,954
                                                                                 ------------    --------------
    Total investment in Acquired
      Insured Mortgages, carried
        at amortized cost                                                          17,405,640        14,556,595
                                                                                 ------------    --------------



                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1996

                                                                    Interest
                                                                    Rate on          Face             Net           Annual Payment
                                        Maturity        Put         Mortgage       Value of      Carrying Value     (Principal and
Development Name/Location                 Date        Date (1)      (5)(10)        Mortgage        (3)(12)(14)     Interest)(10)(11)
-------------------------               --------      --------    -----------    ------------    --------------    -----------------

ORIGINATED INSURED MORTGAGES
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans

  (carried at amortized cost)(2)
Cobblestone Apartments
  Fayetteville, North Carolina              3/28         12/02           8.50       5,055,033         5,212,122           462,703
Longleaf Lodge
  Hoover, Alabama                           7/26            --          8.25%       3,126,455         3,166,895           282,958
The Plantation
  Greenville, North Carolina                4/28          4/03          8.25%       4,500,044         4,651,114           402,046
                                                                                 ------------      ------------

  Total investment in Originated
    Insured Mortgages, carried at amortized
    cost                                                                           12,681,532        13,030,131
                                                                                 ------------      ------------

  Total investment in FHA-Insured Loans                                            30,087,172        27,586,726
                                                                                 ------------      ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                         $ 204,746,835     $ 204,192,966
                                                                                 ============      ============


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996


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

                                DECEMBER 31, 1996


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

(8) These amounts represent the Partnership's 50% interest in these mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors, an affiliate of the Partnership.

(9) This information is based upon the estimated amount of the Insured Mortgage upon completion of construction.

(10) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $42,417, $64,676 and $35,314, respectively, from the Participations.

(11) Principal and interest are payable at level amounts over the life of the mortgages.

(12) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 1996 and 1995, is as follows:

                                                   1996              1995
                                               ------------      ------------

     Beginning balance                         $220,229,526      $209,265,153

       Principal receipts on mortgages           (1,571,828)       (1,315,947)

       Due from HUD                                (138,858)               --

       Proceeds from disposition of
         Mortgages                              (11,346,665)       (2,334,318)

       Net gains on mortgage
          dispositions/modifications                521,584            36,065

       (Increase) decrease in unrealized
         losses on investment in
         Insured Mortgages                          (57,176)        7,596,238

       (Decrease) increase in unrealized
         gains on investment in
         Insured Mortgages                       (3,443,617)        6,982,335
                                               ------------      ------------
     Ending balance                            $204,192,966      $220,229,526
                                               ============      ============

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996


(13) As of December 31, 1996 and 1995, the tax basis of the Insured Mortgages was approximately $194.1 million and $207.5 million, respectively.