Form 10-Q
period 1997-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1997-05-15
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            March 31, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
             ----      ----
     As of March 31, 1997, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three months
            ended March 31, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .         5

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1997 (unaudited)  . . . . . . . . . . . . .         6

          Statements of Cash Flows - for the three
            months ended March 31, 1997 and
            1996 (unaudited)  . . . . . . . . . . . . .         7

          Notes to Financial Statements (unaudited) . .         8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        15

Signature . . . . . . . . . . . . . . . . . . . . . . .        16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                             March 31,     December 31,
                                               1997            1996
                                           -------------   ------------
                                              (unaudited)
                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages              $156,567,336   $159,959,297
    Originated insured mortgages              16,230,217     16,646,943
                                            ------------   ------------
                                             172,797,553    176,606,240
                                            ------------   ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                14,522,942     14,556,595
    Originated insured mortgages              13,005,500     13,030,131
                                            ------------   ------------
                                              27,528,442     27,586,726

Cash and cash equivalents                      3,997,806      9,716,786

Receivables and other assets                   1,766,572      1,727,662

Investment in affiliate                          314,072        314,072
                                            ------------   ------------
     Total assets                           $206,404,445   $215,951,486
                                            ============   ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                       $  4,902,195   $ 10,684,274

Accounts payable and accrued expenses            205,840        198,964

Note payable and due to affiliate                386,660        380,877
                                            ------------   ------------
     Total liabilities                         5,494,695     11,264,115
                                            ------------   ------------
Partners' equity:
  Limited partners' equity                   197,823,449    198,836,652
  General partner's deficit                   (1,803,136)    (1,762,017)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 7,465,987      8,715,942
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                (2,576,550)    (1,103,206)
                                            ------------   ------------
     Total partners' equity                  200,909,750    204,687,371
                                            ------------   ------------
     Total liabilities and partners'
       equity                               $206,404,445   $215,951,486
                                            ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                     March 31,
                                         ---------------------------------
                                             1997                 1996
                                         ------------         ------------
Income:
  Mortgage investment income             $  4,217,068         $  4,568,155
  Interest and other income                    57,254               38,173
                                         ------------         ------------
                                            4,274,322            4,606,328
                                         ------------         ------------
Expenses:
  Asset management fee to
    related parties                           477,893              507,990
  General and administrative                  147,990              163,071
  Interest expense to affiliate                 5,783                5,783
                                         ------------         ------------
                                              631,666              676,844
                                         ------------         ------------
Net earnings before gain (loss)
  on mortgage dispositions                  3,642,656            3,929,484

Gain on mortgage disposition                  205,217                   --
Loss on mortgage disposition                       --               (1,189)
                                         ------------         ------------
Net earnings                             $  3,847,873         $  3,928,295
                                         ============         ============
Net earnings allocated to:
  Limited partners - 96.1%               $  3,697,806         $  3,775,092
  General partner - 3.9%                      150,067              153,203
                                         ------------         ------------
                                         $  3,847,873         $  3,928,295
                                         ============         ============
Net earnings per Limited
  Partnership Unit                       $       0.31         $       0.31
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                For the three months ended March 31, 1997

                                                (Unaudited)



                                                                     Adjustment     Adjustment
                                                                         to              to
                                                                     Unrealized      Unrealized
                                                                      Gains on       Losses on
                                                                     Investment      Investment
                                   General             Limited       in Insured      in Insured
                                   Partner             Partners       Mortgages       Mortgages        Total
                                -------------        -------------  -------------   ------------   -------------

Balance, December 31, 1996      $  (1,762,017)       $ 198,836,652  $   8,715,942   $ (1,103,206)  $ 204,687,371

  Net earnings                        150,067            3,697,806             --             --       3,847,873

  Distributions paid or
    accrued of $0.39 per
    Unit                             (191,186)          (4,711,009)            --             --      (4,902,195)

  Adjustments to unrealized
    gains (losses)on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                             --                   --      (1,249,955)   (1,473,344)     (2,723,299)
                                -------------        -------------  --------------  ------------   -------------
Balance, March 31, 1997         $  (1,803,136)       $ 197,823,449  $    7,465,987  $ (2,576,550)  $ 200,909,750
                                =============        =============  ==============  ============   =============

Limited Partnership Units
    outstanding -March
    31, 1997                                            12,079,514
                                                     =============


                   The accompanying notes are an integral part
                         of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                               For the three months ended March 31,
                                                                   1997                    1996
                                                               ------------            ------------
Cash flows from operating activities:
  Net earnings                                                 $  3,847,873            $  3,928,295
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage disposition                                   (205,217)                     --
    Loss on mortgage disposition                                         --                   1,189
    Changes in assets and liabilities:
      Increase in accounts payable and accrued expenses               6,876                  11,895
      Decrease (increase) in receivables and other assets            22,195                 (26,598)
      Increase in note payable and due to affiliate                   5,783                   8,306
                                                               ------------            ------------
        Net cash provided by operating activities                 3,677,510               3,923,087
                                                               ------------            ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                              382,892                 466,846
  Proceeds from mortgage dispositions                               904,891                 687,405
                                                               ------------            ------------
        Net cash provided by investing activities                 1,287,783               1,154,251
                                                               ------------            ------------
Cash flows from financing activities:
  Distributions paid to partners                                (10,684,273)             (4,525,104)
                                                               ------------            ------------
        Net cash used in financing activities                   (10,684,273)             (4,525,104)
                                                               ------------            ------------
Net increase (decrease) in cash and cash
  equivalents                                                    (5,718,980)                552,234

Cash and cash equivalents, beginning of period                    9,716,786               3,368,700
                                                               ------------            ------------
Cash and cash equivalents, end of period                       $  3,997,806            $  3,920,934
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

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

     companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                            March 31,     December 31,
                                              1997            1996
                                          ------------    ------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities                  9               9
    FHA-Insured Certificates (1)(2)                 60              62
  Amortized Cost                          $150,808,032    $151,866,819
  Face Value                               156,556,800     157,889,594
  Fair Value                               156,567,336     159,959,297


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                  1               1
    FHA-Insured Certificates                         1               1
  Amortized Cost                          $ 17,100,084    $ 17,126,685
  Face Value                                16,743,468      16,770,069
  Fair Value                                16,230,217      16,646,943


(1) On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership recognized a gain of approximately $139,000 for the three months ended March 31, 1997. A distribution of $0.05 per Unit related to this assignment was declared in February 1997 and was paid to Unitholders in May 1997.

(2)  In late February 1997, the mortgage on Security Apartments was prepaid.
     The partnership received net proceeds of approximately $304,000, and recognized a gain of approximately $66,000 for the three months ended March 31, 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in April 1997 and was paid to Unitholders in May 1997. The remaining 9% due on assignment is expected to be received.

          As of May 1, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments, which is delinquent with

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     respect to the March 1997 payment of principal and interest. The Partnership expects to receive the payment on Country Club Terrace Apartments. In May 1997, the General Partner instructed the servicer of the mortgage on Portervillage I Apartments to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the Partnership's aggregate investment in FHA-Insured
     Loans:

                                           March 31,     December 31,
                                             1997            1996
                                         ------------    ------------
Fully Insured Acquired Insured:
  Number of Loans                                  12              12
  Amortized Cost                         $ 14,522,942    $ 14,556,595
  Face Value                               17,346,773      17,405,640
  Fair Value                               17,282,002      17,706,486

Fully Insured Originated Insured:
  Number of Loans                                   3               3
  Amortized Cost                         $ 13,005,500    $ 13,030,131
  Face Value                               12,659,167      12,681,532
  Fair Value                               12,904,175      12,969,589


          As of May 1, 1997, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 1997 and 1996, the Partnership did not receive additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1997 and 1996 are as follows:

                                         1997           1996
                                        ------         ------
     Quarter ended March 31,            $ 0.39(1)      $ 0.33
                                        ======         ======

     (1) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park Apartments I $0.05 and Security Apartments $0.02.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                           For the
                                                                      three months ended
                                     Capacity in Which                     March 31,
Name of Recipient                      Served/Item                  1997            1996
-----------------             ----------------------------       ----------      ----------
CRIIMI, Inc.                  General Partner/Distribution       $  191,186     $   161,773

AIM Acquisition               Advisor/Asset Management Fee          477,893         507,990
  Partners, L.P.(1)

CRIIMI MAE                    Affiliate of General Partner/          16,943          15,242
Management, Inc.                Expense Reimbursement

(1)  The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
     advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $140,856 and $149,730 for the three months ended March 31, 1997 and 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of March 31, 1997, the Partnership had invested in 86 insured mortgages with an aggregate amortized cost of approximately $195 million, an aggregate face value of approximately $203 million and an aggregate fair value of approximately $203 million, as discussed below.

     As of May 1, 1997, all of the Insured Mortgages are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments, which is delinquent with respect to the March 1997 payment of principal and interest. The Partnership expects to receive the payment on Country Club Terrace Apartments. In May 1997, the General Partner instructed the servicer of the mortgage on Portervillage I Apartments to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings for the three months ended March 31, 1997 decreased slightly as compared to the corresponding period in 1996. This decrease was primarily the result of a reduction in mortgage investment income due to the disposition of six mortgages since March 31, 1996. The decrease was offset by an increase in gain on mortgage dispositions, as discussed below.

     Interest and other income increased for the three months ended March 31, 1997, as compared to the corresponding period in 1996 primarily due to the investment of proceeds received in December 1996 from the prepayment of the mortgage on Westlake Village Apartments and distributed in February 1996.

     Asset management fees decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996 resulting from the reduction in the asset base.

     General and administrative expenses decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996, due to a reduction in payroll expense and payroll-related expenses resulting from a smaller mortgage base.

     Gain on mortgage dispositions increased for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Loss on mortgage dispositions decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996. During the first quarter of 1997, the Partnership recognized gains of approximately $66,000 from the prepayment of the mortgage on Security Apartments in February 1997, and approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997. During the first quarter of 1996, the Partnership recognized a loss of $1,189 as a result of the prepayment on the Harbor View Estates loan in March 1996.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996 primarily due to the decrease in net earnings, as discussed above.

     Net cash provided by investing activities increased for the three months ended March 31, 1997, as compared to the corresponding period in 1996 due to the increase in proceeds from dispositions from the prepayment of two mortgages, as discussed above. This increase was partially offset by a decrease in receipt of mortgage principal from scheduled payments due to the normal amortization of mortgages and the disposition of mortgages.

     Net cash used in financing activities increased for the three months ended March 31, 1997, as compared to the corresponding period in 1996. This increase was due to the distribution of net proceeds received from the mortgage on Westlake Village.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


May 15, 1997                  /s/ Cynthia O. Azzara
------------                  -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer