Form 10-Q
period 1997-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1997-08-11
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            June 30, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
             ----      ----
     As of June 30, 1997, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three and six
            months ended June 30, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1997 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and
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

                                              June 30,        December 31,
                                                1997              1996
                                            -------------     ------------
                                               (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages               $157,970,619     $159,959,297
    Originated insured mortgages               16,596,012       16,646,943
                                             ------------     ------------
                                              174,566,631      176,606,240
                                             ------------     ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                 14,488,457       14,556,595
    Originated insured mortgages               12,980,371       13,030,131
                                             ------------     ------------
                                               27,468,828       27,586,726

Cash and cash equivalents                       3,126,508        9,716,786

Receivables and other assets                    1,738,041        1,727,662

Investment in affiliate                                --          314,072
                                             ------------     ------------
     Total assets                            $206,900,008     $215,951,486
                                             ============     ============



                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $  3,770,920     $ 10,684,274

Accounts payable and accrued expenses             209,255          198,964

Note payable and due to affiliate                   5,783          380,877
                                             ------------     ------------
     Total liabilities                          3,985,958       11,264,115
                                             ------------     ------------
Partners' equity:
  Limited partners' equity                    197,730,810      198,836,652
  General partner's deficit                    (1,806,896)      (1,762,017)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                  8,077,585        8,715,942
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 (1,087,449)      (1,103,206)
                                             ------------     ------------
     Total partners' equity                   202,914,050      204,687,371
                                             ------------     ------------
     Total liabilities and partners'
       equity                                $206,900,008     $215,951,486
                                             ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                     STATEMENTS OF OPERATIONS

                                            (Unaudited)

                                                      For the three months ended             For the six months ended
                                                                June 30,                               June 30,
                                                    -----------------------------          -----------------------------

                                                        1997             1996                  1997             1996
                                                    ------------     ------------          ------------     ------------
Income:
  Mortgage investment income                        $  4,266,946     $  4,469,099          $  8,484,014     $  9,037,254
  Interest and other income                               51,496           60,369               108,750          104,262
                                                    ------------     ------------          ------------     ------------
                                                       4,318,442        4,529,468             8,592,764        9,141,516
                                                    ------------     ------------          ------------     ------------
Expenses:
  Asset management fee to related parties                476,952          502,066               954,845        1,010,056
  General and administrative                             166,969          160,865               314,959          329,656
  Interest expense to affiliate                               --            5,783                 5,783           11,566
                                                    ------------     ------------          ------------     ------------
                                                         643,921          668,714             1,275,587        1,351,278
                                                    ------------     ------------          ------------     ------------
Net earnings before net gains
  on mortgage dispositions/
  modifications                                        3,674,521        3,860,754             7,317,177        7,790,238

Net gains on mortgage
  dispositions/modifications                                  --          556,121               205,217          554,932
                                                    ------------     ------------          ------------     ------------
Net earnings                                        $  3,674,521     $  4,416,875          $  7,522,394     $  8,345,170
                                                    ============     ============          ============     ============
Net earnings allocated to:
  Limited partners - 96.1%                          $  3,531,215     $  4,244,616          $  7,229,021     $  8,019,708
  General partner - 3.9%                                 143,306          172,259               293,373          325,462
                                                    ------------     ------------          ------------     ------------
                                                    $  3,674,521     $  4,416,875          $  7,522,394     $  8,345,170
                                                    ============     ============          ============     ============
Net earnings per Limited
  Partnership Unit                                  $       0.29     $       0.35          $       0.60     $       0.66
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



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                For the six months ended June 30, 1997

                                               (Unaudited)




                                                                       Adjustment     Adjustment
                                                                           to              to
                                                                       Unrealized      Unrealized
                                                                        Gains on       Losses on
                                                                       Investment      Investment
                                        General          Limited       in Insured      in Insured
                                        Partner          Partners       Mortgages       Mortgages         Total
                                     -------------     -------------  -------------   ------------    -------------

Balance, December 31, 1996           $  (1,762,017)    $ 198,836,652  $   8,715,942   $ (1,103,206)   $ 204,687,371

  Net earnings                             293,373         7,229,021             --             --        7,522,394

  Distributions paid or
    accrued of $0.69 per
    Unit, including return
    of capital of $0.09                   (338,252)       (8,334,863)            --             --       (8,673,115)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                  --                --        (638,357)       15,757         (622,600)
                                     -------------     -------------  --------------  ------------    -------------
Balance, June 30, 1997               $  (1,806,896)    $ 197,730,810  $    8,077,585  $ (1,087,449)   $ 202,914,050
                                     =============     =============  ==============  ============    =============

Limited Partnership Units
    outstanding - June
    30, 1997                                              12,079,514
                                                       =============



                  The accompanying notes are an integral part
                         of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                     STATEMENTS OF CASH FLOWS

                                            (Unaudited)


                                                                         For the six months ended June 30,
                                                                             1997                1996
                                                                         ------------        ------------
Cash flows from operating activities:
  Net earnings                                                           $  7,522,394        $  8,345,170
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage dispositions/modifications                              (205,217)           (658,974)
    Loss on mortgage dispositions/modifications                                    --             104,042
    Changes in assets and liabilities:
      Increase in accounts payable and
        accrued expenses                                                       10,291              42,391
      Decrease (increase) in receivables and
        other assets                                                           50,727             (60,771)
      Decrease in investment in affiliate                                     314,072                  --
                                                                         ------------        ------------
        Net cash provided by operating activities                           7,692,267           7,771,858
                                                                         ------------        ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                        774,127             669,306
  Proceeds from mortgage dispositions                                         904,891           3,824,757
                                                                         ------------        ------------
        Net cash provided by investing activities                           1,679,018           4,494,063
                                                                         ------------        ------------
Cash flows from financing activities:
  Distributions paid to partners                                          (15,586,469)         (8,673,116)
  Increase (decrease) in note payable
    and due to affiliate                                                     (375,094)             14,811
                                                                         ------------        ------------
        Net cash used in financing
          activities                                                      (15,961,563)         (8,658,305)
                                                                         ------------        ------------
Net (decrease) increase in cash and cash
  equivalents                                                              (6,590,278)          3,607,616

Cash and cash equivalents, beginning of period                              9,716,786           3,368,700
                                                                         ------------        ------------
Cash and cash equivalents, end of period                                 $  3,126,508        $  6,976,316
                                                                         ============        ============



                   The accompanying notes are an integral part
                         of these financial statements.


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

          During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership does

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                       NOTES TO FINANCIAL STATEMENTS

                                                (Unaudited)

2.   BASIS OF PRESENTATION - Continued

     not anticipate an impact to its current disclosures.

          During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in either the statement of income or another statement of comprehensive income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective beginning January 1, 1998.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                               June 30,     December 31,
                                                 1997           1996
                                            ------------    ------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities                    9               9
    FHA-Insured Certificates (1)(2)                   60              62
  Amortized Cost                            $150,503,507    $151,866,819
  Face Value                                 156,194,471     157,889,594
  Fair Value                                 157,970,619     159,959,297


Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                    1               1
    FHA-Insured Certificates                           1               1
  Amortized Cost                            $ 17,072,988    $ 17,126,685
  Face Value                                  16,716,372      16,770,069
  Fair Value                                  16,596,012      16,646,943


                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                  NOTES TO FINANCIAL STATEMENTS

                                           (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

(1) On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership recognized a gain of approximately $139,000 for the six months ended June 30, 1997. A distribution of $0.05 per Unit related to this assignment, was declared in February 1997 and was paid to Unitholders in May 1997. The remaining 9% of proceeds due from HUD were received in May 1997, since the distribution was less than $0.01 per Unit, these proceeds were distributed with regular cash flow in August 1997.

(2) In late February 1997, the mortgage on Security Apartments was prepaid. The Partnership received net proceeds of approximately $304,000, and recognized a gain of approximately $66,000 for the six months ended June 30, 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and was paid to Unitholders in May 1997. The remaining 9% due on assignment is expected to be received.

          As of August 6, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments and Isle of Pines Village Apartments, which are delinquent with respect to the June 1997 payment of principal and interest. The Partnership expects to receive the payments from the latter two mortgages. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the Partnership's aggregate investment in FHA-Insured
     Loans:

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                     NOTES TO FINANCIAL STATEMENTS

                                              (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

                                         June 30,      December 31,
                                           1997            1996
                                      ------------     ------------
Fully Insured Acquired:
  Number of Loans                               12               12
  Amortized Cost                      $ 14,488,457     $ 14,556,595
  Face Value                            17,287,508       17,405,640
  Fair Value                            17,330,771       17,706,486

Fully Insured Originated:
  Number of Loans                                3                3
  Amortized Cost                      $ 12,980,371     $ 13,030,131
  Face Value                            12,636,333       12,681,532
  Fair Value                            12,896,879       12,969,589


          As of August 6, 1997, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1997, the Partnership received additional interest of $89,222 from the Participations, as compared to $42,417 for the corresponding periods in 1996. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1997 and 1996 are as follows:

                                         1997           1996
                                        ------         ------
     Quarter ended March 31,            $ 0.39(1)      $ 0.33
     Quarter ended June 30,               0.30           0.64(2)
                                        ------         ------
                                        $ 0.69         $ 0.97
                                        ======         ======

     (1) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park Apartments I $0.05 and Security Apartments $0.02.
     (2) This amount includes approximately $0.31 per Unit representing proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II and Cambridge Arms Apartments.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                     NOTES TO FINANCIAL STATEMENTS

                                                (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                             For the                      For the
                                                                       three months ended            six monthes ended
                                    Capacity in Which                        June 30,                     June 30,
Name of Recipient                     Served/Item                   1997             1996            1997          1996
-----------------            ----------------------------        ----------       ----------      ----------    ----------
CRIIMI, Inc.                 General Partner/Distribution        $  147,066      $   313,741      $  338,252    $  475,513

AIM Acquisition              Advisor/Asset Management Fee           476,952          502,066         954,845     1,010,056
  Partners, L.P.(1)

CRIIMI MAE                   Affiliate of General Partner/           18,081           50,431          35,024        65,673
Management, Inc.               Expense Reimbursement

(1)  The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
     advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $140,349 and $281,205 for the three and six months ended June 30, 1997, respectively, and $147,977 and $297,707 for the three and six months ended June 30, 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.

7.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     Integrated Funding, Inc. (IFI), an affiliate of the Partnership, was the coinsurance lender for coinsured mortgages previously held by the Partnership. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an afffiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 15, 1994. Interest expense on the note payable was based on an interest rate of 7.25% per annum.

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 86 and AIM 88 (collectively the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA mortgage-backed security transferred to IFI.

     The final coinsured mortgages held by the Partnership were prepaid in late 1996. As a result, the aforementioned demand note payable to AIM 88 and the expense reimbursement agreement from IFI were cancelled as of April 1, 1997.

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

General
-------
     As of June 30, 1997, the Partnership had invested in 86 Insured Mortgages with an aggregate amortized cost of approximately $195 million, an aggregate face value of approximately $203 million and an aggregate fair value of approximately $205 million, as discussed below.
     As of August 6, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments and Isle of Pines Village Apartments, which are delinquent with respect to the June 1997 payment of principal and interest. The Partnership expects to receive the payments from the latter two mortgages. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings for the three and six months ended June 30, 1997 decreased as compared to the corresponding periods in 1996. This decrease was primarily the result of a reduction in mortgage investment income due to the disposition of six mortgages since May 1996. In addition, net gains on mortgage dispositions/modifications decreased, as discussed below.

     Interest and other income increased for the six months ended June 30, 1997, as compared to the corresponding period in 1996 primarily due to the investment of proceeds received in December 1996 from the prepayment of the mortgage on Westlake Village Apartments which was distributed in February 1997. This increase was offset by a decrease for the three months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to proceeds received in May 1996 from the prepayment of two mortgages which were distributed in August 1996.

     Asset management fees decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996, resulting from the reduction in the asset base.

     General and administrative expenses did not change significantly for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996.

     Interest expense to affiliate decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. This decrease was due to the cancellation of the note payable to affiliate, as discussed in
Note 7 of the financial statements.

     Net gains on mortgage dispositions decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. During the first six months of 1997, the Partnership recognized gains of approximately

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

$66,000 from the prepayment of the mortgage on Security Apartments in February 1997, and approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997. During the first six months of 1996, the Partnership recognized gains on the prepayment of the mortgages on Cambridge Arms Apartments and Bear Creek Apartments II and the modification of the Oak Forest loan.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in net earnings, as discussed above.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996. This decrease is primarily due to proceeds received from the disposition of three mortgages in 1996 as compared to proceeds received from the disposition of two mortgages in 1997, as discussed above. In addition, the receipt of mortgage principal from scheduled payments increased due to the normal amortization of mortgages.

     Net cash used in financing activities increased for the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase was due to the distribution of net proceeds received from the mortgage on Westlake Village in December 1996 which was distributed in February 1997.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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


August 11, 1997               /s/ Cynthia O. Azzara
---------------               -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer