Form 10-Q
period 1997-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1997-11-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
             ----      ----
     As of September 30, 1997, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three and nine
            months ended September 30, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1997 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and
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

                                          September 30,   December 31,
                                              1997            1996
                                          -------------   ------------
                                             (unaudited)

                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages             $152,553,058   $159,959,297
    Originated insured mortgages             16,738,003     16,646,943
                                           ------------   ------------
                                            169,291,061    176,606,240
                                           ------------   ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages               14,453,124     14,556,595
    Originated insured mortgages             12,954,731     13,030,131
                                           ------------   ------------
                                             27,407,855     27,586,726

Cash and cash equivalents                     9,920,642      9,716,786

Receivables and other assets                  1,629,186      1,727,662

Investment in affiliate                              --        314,072
                                           ------------   ------------
     Total assets                          $208,248,744   $215,951,486
                                           ============   ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                      $ 10,558,576   $ 10,684,274

Accounts payable and accrued expenses           259,999        198,964

Note payable and due to affiliate                    --        380,877
                                           ------------   ------------
     Total liabilities                       10,818,575     11,264,115
                                           ------------   ------------
Partners' equity:
  Limited partners' equity                  190,928,515    198,836,652
  General partner's deficit                  (2,082,951)    (1,762,017)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                9,100,178      8,715,942
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 (515,573)    (1,103,206)
                                           ------------   ------------
     Total partners' equity                 197,430,169    204,687,371
                                           ------------   ------------
     Total liabilities and partners'
       equity                              $208,248,744   $215,951,486
                                           ============   ============





                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                                  For the three months ended        For the nine months ended
                                                         September 30,                      September 30,
                                                 -----------------------------     -----------------------------

                                                     1997             1996             1997             1996
                                                 ------------     ------------     ------------     ------------
Income:
  Mortgage investment income                     $  4,022,828     $  4,397,124     $ 12,506,840     $ 13,434,378
  Interest and other income                           100,065           49,868          208,815          154,130
                                                 ------------     ------------     ------------     ------------
                                                    4,122,893        4,446,992       12,715,655       13,588,508
                                                 ------------     ------------     ------------     ------------
Expenses:
  Asset management fee to related parties             466,278          493,214        1,421,123        1,503,270
  General and administrative                          176,708          117,065          491,669          446,721
  Interest expense to affiliate                            --            5,783            5,783           17,349
                                                 ------------     ------------     ------------     ------------
                                                      642,986          616,062        1,918,575        1,967,340
                                                 ------------     ------------     ------------     ------------
Net earnings before net gains
  on mortgage dispositions/
  modifications                                     3,479,907        3,830,930       10,797,080       11,621,168

Net gains (losses) on mortgage
  dispositions/modifications                              319          (40,554)         205,536          514,378
                                                 ------------     ------------     ------------     ------------
Net earnings                                     $  3,480,226     $  3,790,376     $ 11,002,616     $ 12,135,546
                                                 ============     ============     ============     ============
Net earnings allocated to:
  Limited partners - 96.1%                       $  3,344,497     $  3,642,552     $ 10,573,514     $ 11,662,260
  General partner - 3.9%                              135,729          147,824          429,102          473,286
                                                 ------------     ------------     ------------     ------------
                                                 $  3,480,226     $  3,790,376     $ 11,002,616     $ 12,135,546
                                                 ============     ============     ============     ============
Net earnings per Limited
  Partnership Unit                               $       0.28     $       0.30     $       0.88     $       0.96
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1997

                                              (Unaudited)




                                                                     Adjustment         Adjustment
                                                                         to                  to
                                                                     Unrealized          Unrealized
                                                                      Gains on           Losses on
                                                                     Investment          Investment
                                       General         Limited       in Insured          in Insured
                                       Partner         Partners       Mortgages           Mortgages               Total
                                    -------------    -------------  -------------       ------------          -------------

Balance, December 31, 1996          $  (1,762,017)   $ 198,836,652  $   8,715,942       $ (1,103,206)         $ 204,687,371

  Net earnings                            429,102       10,573,514             --                 --             11,002,616

  Distributions paid or
    accrued of $1.53 per
    Unit, including return
    of capital of $0.65                 (750,036)      (18,481,651)            --                 --            (19,231,687)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                 --               --         384,236           587,633                971,869
                                    -------------    -------------  --------------      ------------          -------------
Balance, September 30, 1997         $  (2,082,951)   $ 190,928,515  $    9,100,178      $   (515,573)         $ 197,430,169
                                    =============    =============  ==============      ============          =============

Limited Partnership Units
    outstanding - September
    30, 1997                                            12,079,514
                                                     =============




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       For the nine months ended
                                                             September 30,
                                                         1997          1996
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings                                       $ 11,002,616  $ 12,135,546
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Gain on mortgage dispositions/modifications          (205,536)     (658,973)
    Loss on mortgage dispositions/modifications                --       144,595
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable and
        accrued expenses                                   61,035        (7,019)
      Decrease in receivables and other assets             98,476       138,276
      Decrease in investment in affiliate                 314,072         3,078
                                                     ------------  ------------
        Net cash provided by operating activities      11,270,663    11,755,503
                                                     ------------  ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                  1,243,345     1,190,264
  Proceeds from mortgage dispositions                   7,428,110     4,894,568
                                                     ------------  ------------
        Net cash provided by investing activities       8,671,455     6,084,832
                                                     ------------  ------------
Cash flows from financing activities:
  Distributions paid to partners                      (19,357,385)  (16,717,746)
  Decrease (increase) in note payable
    and due to affiliate                                 (380,877)       65,739
                                                     ------------  ------------
        Net cash used in financing
          activities                                  (19,738,262)  (16,652,007)
                                                     ------------  ------------
Net increase in cash and cash
  equivalents                                             203,856     1,188,328

Cash and cash equivalents, beginning of period          9,716,786     3,368,700
                                                     ------------  ------------
Cash and cash equivalents, end of period             $  9,920,642  $  4,557,028
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                     September 30, December 31,
                                          1997         1996
                                      ------------ ------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities(4)          10            9
    FHA-Insured Certificates (1)(2)
      (3)(4)(5)                                 58           62
  Amortized Cost                      $143,661,077 $151,866,819
  Face Value                           149,270,956  157,889,594
  Fair Value                           152,553,058  159,959,297


Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities              1            1
    FHA-Insured Certificates                     1            1
  Amortized Cost                      $ 17,045,388 $ 17,126,685
  Face Value                            16,688,771   16,770,069
  Fair Value                            16,738,003   16,646,943


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

(1) On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership recognized a gain of approximately $139,000 for the nine months ended September 30, 1997. A distribution of $0.05 per Unit related to this assignment, was declared in February 1997 and was paid to Unitholders in May 1997. The remaining 9% of proceeds due from HUD were received in May 1997, since the distribution was less than $0.01 per Unit, these proceeds were distributed with regular cash flow in August 1997.

(2)  In late February 1997, the mortgage on Security Apartments was prepaid.
     The Partnership received net proceeds of approximately $304,000, and recognized a gain of approximately $66,000 for the nine months ended September 30, 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and was paid to Unitholders in May 1997.

(3) On July 1, 1997, the mortgage on Peachtree Apartments was prepaid. The Partnership received net proceeds of approximately $6.5 million, and recognized a gain of less than $1,000 for the nine months ended September 30, 1997. A distribution of approximately $0.52 per Unit related to this prepayment was declared in July 1997, and was paid to Unitholders in November 1997.

(4) In September 1997, the mortgage on Pine Tree Lodge was converted to a GNMA Mortgage-Backed Security from an FHA-Insured certificate. A distribution of approximately $0.02 per Unit related to the final settlement of this mortgage was declared in September 1997 and paid in November 1997.

(5) In October 1997, the mortgages on Ashford Place Apartments, Silverwood Village Apartments and Fleetwood Village Apartments were prepaid. The Partnership received net proceeds of approximately $3.4 million for the mortgage on Ashford Place Apartments and declared a distribution of approximately $0.27 in October 1997, payable in February 1998. The Partnership received net proceeds aggregating approximately $2.9 million for the mortgages on Silverwood Village Apartments and Fleetwood Village Apartments and intends to declare a distribution in November 1997.

          As of November 4, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments and Gold Key Village Apartments, which are delinquent with respect to the September 1997 payment of principal and interest. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the Partnership's aggregate investment in FHA-Insured
     Loans:

                              September 30,  December 31,
                                   1997          1996
                              -------------  ------------
Fully Insured Acquired:
  Number of Loans                        12            12
  Amortized Cost               $ 14,453,124  $ 14,556,595
  Face Value                     17,227,109    17,405,640
  Fair Value                     17,314,232    17,706,486

Fully Insured Originated:
  Number of Loans                         3             3
  Amortized Cost               $ 12,954,731  $ 13,030,131
  Face Value                     12,613,018    12,681,532
  Fair Value                     13,188,781    12,969,589


          As of November 4, 1997, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 1997, the Partnership received additional interest of $0 and $89,222 from the Participations, as compared to $0 and $42,417 for the corresponding periods in 1996. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1997 and 1996 are as follows:

                                         1997           1996
                                        ------         ------
     Quarter ended March 31,            $ 0.39(1)      $ 0.33
     Quarter ended June 30,               0.30           0.64(3)
     Quarter ended September 30,          0.84(2)        0.43(4)
                                        ------         ------
                                        $ 1.53         $ 1.40
                                        ======         ======

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

     (1) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park Apartments I $0.05 and Security Apartments $0.02.
     (2) This amount includes approximately $0.54 per Unit return of capital related to the following mortgages: The prepayment of the mortgage on Peachtree Apartments ($0.52 per Unit) and the conversion of the mortgage on Pine Tree Lodge to a GNMA-Mortgage-Backed Security from an FHA-Insured Loan ($0.02 per Unit).
     (3) This amount includes approximately $0.31 per Unit representing proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II and Cambridge Arms Apartments.
     (4) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                      For the                      For the
                                                                 three months ended           nine months ended
                                   Capacity in Which                September 30,                September 30,
Name of Recipient                    Served/Item                 1997       1996             1997           1996
-----------------           ----------------------------      ---------- ----------       ----------     ----------
CRIIMI, Inc.                General Partner/Distribution      $  411,784 $  210,794       $  750,036     $  686,307

AIM Acquisition             Advisor/Asset Management Fee         466,278    493,214        1,421,123      1,503,270
  Partners, L.P.(1)

CRIIMI MAE                  Affiliate of General Partner/         12,176      1,687           47,200         67,360
Management, Inc.              Expense Reimbursement

(1)  The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
     advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $137,665 and $418,870 for the three and nine months ended September 30,
     1997, respectively, and $145,373 and $443,080 for the three and nine months ended September 30, 1996, respectively.  The Sub-
     advisor is an affiliate of CRIIMI MAE.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


7.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     Integrated Funding, Inc. (IFI), an affiliate of the Partnership, was the coinsurance lender for coinsured mortgages previously held by the Partnership. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 15, 1994. Interest expense on the note payable was based on an interest rate of 7.25% per annum.

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

General
-------
     As of September 30, 1997, the Partnership had invested in 85 Insured Mortgages with an aggregate amortized cost of approximately $188 million, an aggregate face value of approximately $196 million and an aggregate fair value of approximately $200 million, as discussed below.
     As of November 4, 1997, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Portervillage I Apartments, which has been delinquent since January 1997, as discussed below, and Country Club Terrace Apartments and Gold Key Village Apartments, which are delinquent with respect to the September 1997 payment of principal and interest. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings for the three and nine months ended September 30, 1997 decreased as compared to the corresponding periods in 1996. This decrease was primarily the result of a reduction in mortgage investment income due to the disposition of seven mortgages since May 1996. In addition, net gains on mortgage dispositions/modifications decreased, as discussed below.

     Interest and other income increased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996, primarily due to the investment of proceeds received from the disposition of mortgages, prior to distribution, as discussed in Note 3 of the financial statements.

     Asset management fees decreased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996, resulting from the reduction in the asset base.

     General and administrative expenses increased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996.
This increase is primarily due to an increase in legal expenses related to the settlement of the mortgage on Pine Tree Lodge.

     Interest expense to affiliate decreased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. This decrease was due to the cancellation of the note payable to affiliate, as discussed in Note 7 of the financial statements.

     Net gains on mortgage dispositions decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. During the first nine months of 1997, the Partnership recognized gains of approximately $66,000 from the prepayment of the mortgage on Security Apartments in February 1997, and approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997. During the first nine months of 1996, the Partnership recognized gains on the prepayment of the mortgages on Cambridge

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

Arms Apartments and Bear Creek Apartments II and the modification of the Oak Forest loan. In addition, the Partnership recognized a loss on the assignment of the mortgage on Woodland Village Apartments during the three months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in net earnings, as discussed above. In addition, investment in affiliate decreased due to the cancellation of an agreement with IFI and AIM 88 as discussed in Note 7 of the financial statements.

     Net cash provided by investing activities increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This increase is primarily due to more proceeds received in 1997 versus 1996, from the disposition of mortgages, as discussed in Note 3 of the financial statements. In addition, the receipt of mortgage principal from scheduled payments increased due to the normal amortization of mortgages.

     Net cash used in financing activities increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This increase was due to the distribution of net proceeds received from the disposition of mortgages, as discussed in Note 3 of the financial statements.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

The exhibits filed as part of this report are listed below:

          Exhibit No.               Description
          -----------         -----------------------
             27               Financial Data Schedule

                                    SIGNATURE
                                   -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


November 13, 1997             /s/ Cynthia O. Azzara
-----------------             -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer