Form 10-K
period 1997-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1998-03-25
CIK 753281

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 1998, 12,079,389 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $170,566,635.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     6
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .     6

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .     7
Item 6.   Selected Financial Data . . . . . . . . . . .     9
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    10
Item 8.   Financial Statements and Supplementary Data .    17
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .    17

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .    17
Item 11.  Executive Compensation  . . . . . . . . . . .    18
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .    18
Item 13.  Certain Relationships and Related Transactions   18

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .    20

Signatures  . . . . . . . . . . . . . . . . . . . . . .    23

                                     PART I
ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors
- Series 85, L.P. (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1997.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

Forward-Looking Statements
--------------------------
     In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to

                                     PART I



ITEM 1.   BUSINESS - Continued

differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identifed above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

                                     PART I

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
     Since April 8, 1992, the Limited Partnership Units (Units) have traded on the American Stock Exchange (AMEX) with a trading symbol of "AII."

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1997 and 1996 were as follows:

                                                       Amount of
                                     1997            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31                     $15 1/4   $14 3/8        $ 0.39(1)
 June 30                       15 1/8    14 1/4          0.30
 September 30                  15        13 13/16        0.84(2)
 December 31                   14 7/8    13 7/8          1.23(3)
                                                     --------
                                                     $   2.76
                                                     ========

                                                       Amount of
                                     1996            Distribution
      Quarter Ended            High       Low          Per Unit
 ---------------------        -------   -------      ------------
 March 31                     $15       $14 3/8        $ 0.33
 June 30                       14 5/8    13 3/4          0.64(4)
 September 30                  14 1/2    13 7/8          0.43(5)
 December 31                   14 7/8    14 1/8          0.85(6)
                                                       ------
                                                       $ 2.25
                                                       ======

 (1) This amount includes approximately $0.07 per Unit from the disposition of the following mortgages: net proceeds from the assignment of the mortgage on Meadow Park Apartments I of $0.05 per Unit and net proceeds from the prepayment of the mortgage on Security Apartments of $0.02 per Unit.
 (2) This amount includes approximately $0.54 per Unit from the following mortgages: final settlement of the mortgage on Pine Tree Lodge of $0.02 per Unit and net proceeds from the prepayment of the mortgage on Peachtree Place North of $0.52 per Unit.
 (3) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Ashford Place Apartments, Fleetwood Village Apartments, Silverwood Village Apartments and Maryland Meadows.
 (4) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II, and Cambridge Arms Apartments.
 (5) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.
 (6) This amount includes approximately $0.51 per Unit representing net proceeds from the prepayment of the mortgage on Westlake Village. In addition, it includes approximately $0.01 per Unit representing net proceeds from the modification of mortgage on Oak Forest Apartments II and

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

     the partial prepayment of the mortgage on Cambridge Arms Apartments.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.


                               Approximate Number of Unitholders
   Title of Class                   as of December 31, 1997
--------------------           ---------------------------------
Depositary Units of Limited
  Partnership Interest                          12,000

PAGE>9


                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                    For the Years Ended December 31,
                                         1997          1996           1995           1994        1993
                                       --------      --------       --------       --------    --------
Income                                 $ 16,761      $ 17,943       $ 18,589       $ 19,167    $ 19,202

Net gains (losses) on mortgage
  dispositions/modifications                908           522             36           (151)      2,636

Net earnings                             15,137        15,789         15,903         16,155      19,058

Net earnings per Limited
  Partnership Unit - Basic (1)             1.20          1.26           1.27           1.29        1.52

Distributions per Limited
  Partnership Unit (1)(2)                  2.76          2.25           1.54           1.96       1.775


                                                           As of December 31,
                                         1997          1996           1995           1994        1993
                                       --------      --------       --------       --------    --------
Total assets                           $203,450      $215,951       $225,691       $214,823    $227,937

Partners' equity                        187,682       204,687        220,681        209,557     221,504

(1)  Calculated based upon the weighted average number of Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1997, 1996, 1995, 1994 and 1993, which were paid subsequent to year end.  See Notes 3 and 7 of the notes to the financial statements of the
     Partnership contained in Item 8, "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data as of December 31, 1997 and 1996, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     The Partnership is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Partnership does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Partnership does not anticipate any material disruption in its operations as a result of any failure by the Partnership to be in compliance. The Partnership is currently evaluating the Year 2000 compliance status of its service providers. The Partnership does not expect any non Year 2000 compliance by its service providers to cause disruption in its operations.

     Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     As of December 31, 1997, the Partnership had invested in 81 Insured Mortgages, with an aggregate amortized cost of approximately $176.9 million, a face value of approximately $184.1 million and a fair value of approximately $190.6 million, as discussed below.

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

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured
  Certificates
-------------------------------------------------------------
     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                          December 31,
                                                     1997             1996
                                                 ------------     ------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities(4)(7)(8)                9                9
    FHA-Insured Certificates(1)(2)(3)(4)
    (5)(6)                                                 55               62
  Amortized Cost                                 $132,530,176     $151,866,819
  Face Value                                      137,674,964      157,889,594
  Fair Value                                      142,822,793      159,959,297


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                         1                1
    FHA-Insured Certificates                                1                1
  Amortized Cost                                  $17,017,276     $ 17,126,685
  Face Value                                       16,660,658       16,770,069
  Fair Value                                       16,887,282       16,646,943


(1) On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership recognized a gain of approximately $139,000 for the year ended December 31, 1997. A distribution of $0.05 per Unit related to this assignment, was declared in February 1997 and was paid to Unitholders in May 1997. The remaining 9% of proceeds due from HUD were received in May 1997, and since the distribution was less than $0.01 per Unit, these proceeds were distributed with regular cash flow in August 1997.

(2) In late February 1997, the mortgage on Security Apartments was prepaid. The Partnership received net proceeds of approximately $304,000, and recognized a gain of approximately $66,000 for the year ended December 31, 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and was paid to Unitholders in May 1997.

(3) On July 1, 1997, the mortgage on Peachtree Apartments was prepaid. The Partnership received net proceeds of approximately $6.5 million, and recognized a gain of less than $1,000 for the year ended December 31, 1997. A distribution of approximately $0.52 per Unit related to this prepayment was declared in July 1997, and was paid to Unitholders in November 1997.

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

(5) On October 1, 1997, the mortgage on Ashford Place Apartments was prepaid. The Partnership received net proceeds of approximately $3.4 million and recognized a gain of approximately $34,000 for the year ended December 31, 1997. A distribution of approximately $0.27 was declared in October 1997 and paid in February 1998.

(6) On October 22, 1997, the mortgages on Silverwood Village Apartments and Fleetwood Village Apartments were prepaid. The Partnership received net proceeds of approximately $1.4 million and $1.5 million, respectively, and recognized gains of approximately $214,000 and $237,000 for the mortgages on Silverwood Village Apartments and Fleetwood Village Apartments, respectively, for the year ended December 31, 1997. A distribution of approximately $0.23 per Unit was declared in November 1997 and paid in February 1998.

(7) In November 1997, the mortgage on Maryland Meadows was prepaid. The Partnership received net proceeds of approximately $5.2 million, and recognized a gain of approximately $217,000 for the year ended December 31, 1997. A distribution of approximately $0.42 per Unit was declared in December 1997 and paid in February 1998.

(8)  In February 1998, the mortgage on Spanish Trace Apartments was prepaid.
     The Partnership received net proceeds of approximately $9.7 million, and anticipates it will recognize a loss of approximately $96,000 in 1998. A distribution of approximately $0.77 per Unit related to this prepayment was declared in March 1998 and is expected to be paid in May 1998.

     As of March 3, 1998, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Country Club Terrace Apartments and Isle of Pines Village with respect to the January 1998 payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $51,457, $0 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

     In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of default, plus the unamortized balance of acquisition fees and closing costs of the Insured Mortgage and the loss of approximately 30 days accrued interest.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Fully Insured FHA-Insured Loans
-------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                          December 31,
                                                     1997             1996
                                                 ------------     ------------
Fully Insured Acquired Insured:
  Number of Loans                                          12               12
  Amortized Cost                                 $ 14,416,917     $ 14,556,595
  Face Value                                       17,165,551       17,405,640
  Fair Value                                       17,432,816       17,706,486

Fully Insured Originated Insured:
  Number of Loans                                           3                3
  Amortized Cost                                 $ 12,928,572     $ 13,030,131
  Face Value                                       12,589,214       12,681,532
  Fair Value                                       13,431,769       12,969,589


          As of March 3, 1998, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $37,766, $42,417 and $64,676, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

Results of Operations
---------------------
1997 versus 1996
----------------
     Net earnings decreased for 1997 as compared to 1996 primarily due to a decrease in mortgage investment income. Partially offsetting this decrease was an increase in net gains on mortgage dispositions and modifications, as discussed below.

     Mortgage investment income decreased for 1997 as compared to 1996 primarily due to the reduction in mortgage base, as previously discussed.

     Interest and other income increased for 1997 as compared to 1996 primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     Asset management fees to related parties decreased for 1997 as compared to 1996 as a result of the reduction in the mortgage base.

     Interest expense to affiliate decreased for 1997 as compared to 1996 due to the cancellation of the note payable to American Insured Mortgage Investors L.P.
- Series 88 (AIM 88), as discussed in Note 8 of the Notes to the Financial Statements.

     Gains from dispositions and modifications increased as a result of seven mortgage dispositions in 1997, as discussed above, versus 1996 activity as follows: a modification agreement on the mortgage on Oakforest Apartments II and the prepayment of mortgages on Cambridge Arms Apartments, Bear Creek
Apartments II and Westlake Village Apartments.   Losses from dispositions and
modifications decreased due to no losses in 1997 versus 1996 activity as follows: a modification agreement on the mortgage of Waterford Green Apartments and the 1996 assignment of the mortgage on Woodland Village Apartments.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the years ended December 31, 1997, 1996 and 1995 to meet operating requirements.

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

Cash flow - 1997 versus 1996
----------------------------
     Net cash provided by operating activities decreased for 1997 as compared to 1996. This decrease was primarily due to a decrease in mortgage investment income, as discussed above. In addition, receivables and other assets decreased due to the receipt of the remaining proceeds from the mortgage on Woodland Village.

     Net cash provided by investing activities increased in 1997 as compared to 1996 due to the increase in proceeds from mortgage dispositions, as discussed previously. In addition, receipt of mortgage principal from scheduled payments increased slightly for 1997 as compared to 1996 due to the normal amortization of mortgages.

     Net cash used in financing activities increased for 1997 as compared to 1996, as a result of an increase in distributions paid to partners. Distributions paid to partners in 1997 included special distributions resulting from the disposition of the mortgages on Meadow Park Apartments I, Security Apartments, Peachtree Apartments, Ashford Place Apartments, Silverwood Village Apartments, Fleetwood Village Apartments and Maryland Meadows.

Cash flow - 1996 versus 1995
----------------------------
     Net cash provided by operating activities decreased slightly for 1996 as compared to 1995. This decrease was primarily due to a decrease in mortgage investment income, as discussed above. This decrease was offset by a reduction in note payable and due to an affiliate during 1995 resulting from the prepayment of the mortgage on Richardson Road Apartments underlying the GNMA Mortgage-Backed Security which had been transferred to IFI to meet IFI's minimum net worth requirement which resulted in lower net cash provided by operations for 1995. In addition, offsetting the decrease in net cash provided by operating activities was an increase in Due from HUD as a result of the assignment of the Woodland Village mortgage. The balance represents the remaining proceeds, plus interest due from HUD.

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

New Accounting Standards
------------------------
     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

     During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

     During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is on pages 24 through 51.

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

                                     PART III

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

     The General Partner is also the general partner of American Insured Mortgage Investors (AIM 84), American Insured Mortgage Investors L.P.-Series 86 (AIM 86) and American Insured Mortgage Investors L.P.-Series 88 (AIM 88), limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 3 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     As of December 31, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1997, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

                                     PART III

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

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:
                                                                        Page
     Description                                                       Number
     ----------------                                             --------------

     Balance Sheets as of December 31, 1997
       and 1996                                                         26

     Statements of Operations for the years ended
       December 31, 1997, 1996, and 1995                                27

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1997, 1996 and
       1995                                                             28

     Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                 29

     Notes to Financial Statements                                      30


     (a)(2)  Financial Statement Schedules:

          IV - Mortgage Loans on Real Estate                            42

               All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

     (a)(3)  Exhibits:

      4.0 Amended and Restated Certificates of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-11 (No. 2-93294) dated January 28, 1985 (such Registration Statement, as amended, is referred to herein as the "Registration Statement").

      4.1 Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 3 to the Registration Statement.

      4.2 Amendment No. 1 to the Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 4(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

      4.3 Amendment No. 2 to the Second Amended and Restated Partnership Agreement is incorporated by reference to exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

      4.4 Amendment No. 3 dated February 12, 1990, to the Second Amended and Restated Agreement of Limited Partnership of the Partnership incorporated by reference to Exhibit 4(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

     10.0 Escrow Agreement, dated January 14, 1985, among the Partnership, the Managing General Partner and Integrated Resources Marketing, Inc., incorporated by reference to Exhibit 10(a) to the Registration Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM  8-K - Continued

     10.1 Amended and Restated Origination and Acquisition Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(b) to the Registration Statement.

     10.2 Amended and Restated Management Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(c) to the Registration Statement.

     10.3 Amended and Restated Disposition Services Agreement, dated as of January 8, 1985, between the Partnership and IFI, incorporated by reference to Exhibit 10(d) to the Registration Statement.

     10.4 Agreement, dated as of January 8, 1985, among the former managing general partner, the former associate general partner and Integrated Resources, Inc., incorporated by reference to Exhibit 10(e) to the Registration Statement.

     10.5 Reinvestment Plan, incorporated by reference to the Prospectus contained in the Registration Statement.

     10.6 Declaration of Trust and Pooling Servicing Agreement dated as of July 1, 1982 as to Pass-Through Certificates, is incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

     10.7 Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.8 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.9 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to
               Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

    10.10 Amendment to Partnership Agreement dated September 4, 1991. incorporated by reference to Exhibit 28(c), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

    10.11 Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(f) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

    10.12 Expense Reimbursement Agreement by and among Integrated Funding Inc. and the Partnership, American Insured Mortgage Investors L.P. - Series 86, and American Insured Mortgage Investors L.P. - Series 88, effective December 31, 1992, incorporated by reference to Exhibit 28(g) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM  8-K - Continued

    10.13 Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $319,074.67 dated April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

    10.14 Amendment No. 1 to Reimbursement Agreement by and among Integrated Funding Inc. and the Partnership, American Insured Mortgage Investors L.P. - Series 86, and American Insured Mortgage Investors L.P. - Series 88, effective April 1, 1994, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

    10.15 Amendment No.2 to Reimbursement Agreement by Integrated Funding, Inc., and American Insured Mortgage Investors L.P.-Series 86, and American Insured Mortgage Investors L.P.-Series 88, effective April 1, 1997, (filed herewith).

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS - SERIES 85, L.P. (Registrant)

                               By:CRIIMI, Inc.
                              General Partner

March 20, 1998                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 20, 1998                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 20, 1998                /S/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 20, 1998                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director


March 20, 1998                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director

March 20, 1998                G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 20, 1998                /s/ Robert Merrick
---------------------------   -------------------------
DATE                          Robert Merrick
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              Financial Statements as of December 31, 1997 and 1996

            and for the Years Ended December 31, 1997, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 20, 1998

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                             BALANCE SHEETS

                                                ASSETS

                                                       December 31,       December 31,
                                                           1997               1996
                                                       ------------       ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
  Acquired insured mortgages                           $142,822,793       $159,959,297
  Originated insured mortgages                           16,887,282         16,646,943
                                                       ------------       ------------
                                                        159,710,075        176,606,240
                                                       ------------       ------------
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Acquired insured mortgages                             14,416,917         14,556,595
  Originated insured mortgages                           12,928,572         13,030,131
                                                       ------------       ------------
                                                         27,345,489         27,586,726

Cash and cash equivalents                                14,718,103          9,716,786

Receivables and other assets                              1,676,021          1,727,662

Investment in affiliate                                          --            314,072
                                                       ------------       ------------
     Total assets                                      $203,449,688       $215,951,486
                                                       ============       ============

                                                  LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                  $ 15,460,772       $ 10,684,274

Accounts payable and accrued expenses                       306,715            198,964

Note payable and due to affiliate                                --            380,877
                                                       ------------       ------------
     Total liabilities                                   15,767,487         11,264,115
                                                       ------------       ------------
Partners' equity:
  Limited partners' equity                              180,044,243        198,836,652
  General partner's deficit                              (2,524,665)        (1,762,017)
  Unrealized gain on investment
   in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities                                            10,482,727          8,715,942
  Unrealized loss on investment
   in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities                                              (320,104)        (1,103,206)
                                                       ------------       ------------
     Total partners' equity                             187,682,201        204,687,371
                                                       ------------       ------------
     Total liabilities and partners' equity            $203,449,688       $215,951,486
                                                       ============       ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                       STATEMENTS OF OPERATIONS

                                                                        For the years ended December 31,
                                                                    1997             1996             1995
                                                                ------------     ------------     ------------
     Income:
       Mortgage investment income                               $ 16,350,497     $ 17,731,547     $ 18,404,737
       Interest and other income                                     410,839          211,779          183,846
                                                                ------------     ------------     ------------
                                                                  16,761,336       17,943,326       18,588,583
                                                                ------------     ------------     ------------
     Expenses:
       Asset management fee to related
         parties                                                   1,873,563        1,997,649        2,042,886
       General and administrative                                    652,511          655,426          655,831
       Interest expense to affiliate                                   5,783           23,132           23,133
                                                                ------------     ------------      -----------
                                                                   2,531,857        2,676,207        2,721,850
                                                                ------------     ------------      -----------
     Earnings before gains (losses)
       on mortgage dispositions/
        modifications                                             14,229,479       15,267,119       15,866,733

     Mortgage dispositions/modifications:
       Gains                                                         907,923          666,179           52,730
       Losses                                                             --         (144,595)         (16,665)
                                                                ------------     ------------     ------------
     Net earnings                                               $ 15,137,402     $ 15,788,703     $ 15,902,798
                                                                ============     ============     ============

     Net earnings allocated to:
       Limited partners -96.1%                                  $ 14,547,043     $ 15,172,944     $ 15,282,589
       General partner - 3.9%                                        590,359          615,759          620,209
                                                                ------------     ------------     ------------
                                                                $ 15,137,402     $ 15,788,703     $ 15,902,798
                                                                ============     ============     ============

     Net earnings per Limited
       Partnership Unit - Basic                                 $       1.20     $       1.26     $       1.27
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

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          For the years ended December 31, 1997, 1996 and 1995



                                                                                   Unrealized        Unrealized
                                                                                     Gains             Losses
                                                                                 on Investment     on Investment      Total
                                                   General         Limited        in Insured        in Insured      Partners'
                                                   Partner         Partners        Mortgages         Mortgages       Equity
                                                -------------    ------------ ----------------   ---------------  ------------
Balance, January 1, 1995                        $  (1,140,053)   $214,162,478 $      5,177,224   $    (8,642,268) $209,557,381

  Net earnings                                        620,209      15,282,589               --                --    15,902,798

  Distributions paid or accrued of
    of $1.54 per Unit, including return
    of capital of $0.27 per Unit                     (754,938)    (18,602,452)              --                --   (19,357,390)

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                                      --              --        6,982,335         7,596,238    14,578,573
                                                -------------    ------------ ----------------   ---------------  ------------
Balance, December 31, 1995                         (1,274,782)    210,842,615       12,159,559        (1,046,030)  220,681,362

  Net earnings                                        615,759      15,172,944               --                --    15,788,703

  Distributions paid or accrued of
    $2.25 per Unit, including return
    of capital of $0.99 per Unit                   (1,102,994)    (27,178,907)              --                --   (28,281,901)

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                                      --              --       (3,443,617)          (57,176)   (3,500,793)
                                                -------------    ------------ ----------------   ---------------  ------------
Balance, December 31, 1996                         (1,762,017)    198,836,652        8,715,942        (1,103,206)  204,687,371

  Net earnings                                        590,359      14,547,043               --                --    15,137,402

  Distributions paid or accrued of
    $2.76 per Unit, including return
    of capital of $1.56 per Unit                   (1,353,007)    (33,339,452)              --                --   (34,692,459)

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                                      --              --        1,766,785           783,102     2,549,887
                                                -------------    ------------ ---------------=   ---------------  ------------

Balance, December 31, 1997                      $  (2,524,665)   $180,044,243 $     10,482,727   $      (320,104) $187,682,201
                                                =============    ============ ================   ===============  ============

Limited Partnership Units outstanding -
  basic, as of December 31, 1997,
  1996 and 1995                                                    12,079,514
                                                                 ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                       STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                         1997             1996               1995
                                                                     ------------     ------------       ------------
Cash flows from operating activities:
  Net earnings                                                       $ 15,137,402     $ 15,788,703       $ 15,902,798
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Losses on mortgage dispositions/modification                               --          144,595             16,665
    Gains on mortgage dispositions/modification                          (907,923)        (666,179)           (52,730)
    Changes in assets and liabilities:
     Decrease in receivables and other assets                              51,641          186,942                 51
     Increase (decrease) in accounts
         payable and accrued expenses                                     107,751           35,227           (137,195)
     (Decrease) increase in due to affiliate                              (66,805)          59,957           (118,513)
     Return on investment in affiliate                                         --            3,079              1,924
                                                                     ------------     ------------       ------------
        Net cash provided by operating
          activities                                                   14,322,066       15,552,324         15,613,000
                                                                     ------------     ------------       ------------
Cash flows from investing activities:
  Proceeds from disposition of mortgages                               18,996,279       11,346,665          2,334,318
  Receipt of mortgage principal from
    scheduled payments                                                  1,598,933        1,571,828          1,315,947
                                                                     ------------     ------------       ------------
        Net cash provided by investing activities                      20,595,212       12,918,493          3,650,265
                                                                     ------------     ------------       ------------
Cash flows from financing activities:
  Distributions paid to partners                                      (29,915,961)     (22,122,731)       (19,357,390)
                                                                     ------------     ------------       ------------
Net increase (decrease) in cash and cash equivalents                    5,001,317        6,348,086            (94,125)

Cash and cash equivalents, beginning of year                            9,716,786        3,368,700          3,462,825
                                                                     ------------     ------------       ------------
Cash and cash equivalents, end of year                               $ 14,718,103     $  9,716,786       $  3,368,700
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

     Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

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

          As of December 31, 1997, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 30 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 12 years, on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1997, 1996 and 1995, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          As of December 31, 1997, 1996 and 1995, Investment in FHA-Insured Loans are recorded at amortized cost.

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

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the years ended December 31, 1997, 1996 and 1995. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

          During 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

3.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1997, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                  Capacity in Which                For the years ended December 31,
Name of Recipient                    Served/Item                 1997           1996          1995
                            ----------------------------      ----------     ----------    ----------
CRIIMI, Inc.(1)             General Partner/Distribution      $1,353,007     $1,102,994    $  754,938

AIM Acquisition             Advisor/Asset Management Fee       1,873,563      1,997,649     2,042,886
  Partners, L.P.(2)

CRIIMI MAE                  Affiliate of General Partner/         62,274         68,328        28,087
Management, Inc.(3)           Expense Reimbursement


CRI(3)                      Affiliate of General Partner/             --             --        71,129
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

(2)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
     is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisors Asset Management Fee.  As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the
     Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $552,222, $590,353 and $299,460 for the years ended
     December 31, 1997 and 1996, and the six months ended December 31, 1995, respectively.  CRI/AIM Management, Inc., which through
     June 30, 1995 acted as the Sub-advisor, earned a fee equal to $302,682 for the six months ended June 30, 1995.

(3)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to
     June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI
     MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement, previously paid by the Partnership to CRI in connection with the provision of services by the Sub-
     advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.  This is included with general and administrative expenses.



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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                    As of December 31, 1997         As of December 31, 1996
                                                     Amortized         Fair          Amortized      Fair
                                                       Cost            Value           Cost         Value
                                                  ------------     ------------   ------------   ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities:
  Acquired insured mortgages                      $132,530,176     $142,822,793   $151,866,819   $159,959,297
  Originated insured mortgages                      17,017,276       16,887,282     17,126,685     16,646,943
                                                  ------------     ------------   ------------   ------------
                                                  $149,547,452     $159,710,075   $168,993,504   $176,606,240
                                                  ============     ============   ============   ============
Investment in FHA-Insured Loans:
  Acquired insured mortgages                      $ 14,416,917     $ 17,432,816   $ 14,556,595   $ 17,706,486
  Originated insured mortgages                      12,928,572       13,431,769     13,030,131     12,969,589
                                                  ------------     ------------   ------------   ------------
                                                  $ 27,345,489     $ 30,864,585   $ 27,586,726   $ 30,676,075
                                                  ============     ============   ============   ============

Cash and cash equivalents                         $ 14,718,103     $ 14,718,103   $  9,716,786   $  9,716,786
                                                  ============     ============   ============   ============
Accrued interest receivable                       $  1,421,935     $  1,421,935   $  1,426,113   $  1,426,113
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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     GNMA Mortgage-Backed Securities and Fully Insured FHA-
       Insured Certificates
     ------------------------------------------------------
     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                          December 31,
                                                     1997             1996
                                                 ------------     ------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities(4)(7)(8)                9                9
    FHA-Insured Certificates(1)(2)(3)(4)
    (5)(6)                                                 55               62
  Amortized Cost                                 $132,530,176     $151,866,819
  Face Value                                      137,674,964      157,889,594
  Fair Value                                      142,822,793      159,959,297


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                         1                1
    FHA-Insured Certificates                                1                1
  Amortized Cost                                  $17,017,276     $ 17,126,685
  Face Value                                       16,660,658       16,770,069
  Fair Value                                       16,887,282       16,646,943


(1) On October 11, 1996, the servicer of the mortgage on Meadow Park Apartments I filed a Notice of Default and Election to Assign the mortgage with HUD. On January 24, 1997, the Partnership received approximately $628,000 representing approximately 90% of the assignment proceeds. The Partnership recognized a gain of approximately $139,000 for the year ended December 31, 1997. A distribution of $0.05 per Unit related to this assignment, was declared in February 1997 and was paid to Unitholders in May 1997. The remaining 9% of proceeds due from HUD were received in May 1997, and since the distribution was less than $0.01 per Unit, these proceeds were distributed with regular cash flow in August 1997.

(2) In late February 1997, the mortgage on Security Apartments was prepaid. The Partnership received net proceeds of approximately $304,000, and recognized a gain of approximately $66,000 for the year ended December 31, 1997. A distribution of approximately $0.02 per Unit related to this prepayment was declared in March 1997 and was paid to Unitholders in May 1997.

(3) On July 1, 1997, the mortgage on Peachtree Apartments was prepaid. The Partnership received net proceeds of approximately $6.5 million, and recognized a gain of less than $1,000 for the year ended December 31, 1997. A distribution of approximately $0.52 per Unit related to this prepayment was declared in July 1997, and was paid to Unitholders in November 1997.

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

(5) On October 1, 1997, the mortgage on Ashford Place Apartments was prepaid. The Partnership received net proceeds of approximately $3.4 million and recognized a gain of approximately $34,000 for the year ended December 31, 1997. A distribution of approximately $0.27 was declared in October 1997 and paid in February 1998.

(6) On October 22, 1997, the mortgages on Silverwood Village Apartments and Fleetwood Village Apartments were prepaid. The Partnership received net proceeds of approximately $1.4 million and $1.5 million, respectively, and recognized gains of approximately $214,000 and $237,000 for the mortgages on Silverwood Village Apartments and Fleetwood Village Apartments, respectively, for the year ended December 31, 1997. A distribution of approximately $0.23 per Unit was declared in November 1997 and paid in February 1998.

(7) In November 1997, the mortgage on Maryland Meadows was prepaid. The Partnership received net proceeds of approximately $5.2 million, and recognized a gain of approximately $217,000 for the year ended December 31, 1997. A distribution of approximately $0.42 per Unit was declared in December 1997 and paid in February 1998.

(8)  In February 1998, the mortgage on Spanish Trace Apartments was prepaid.
     The Partnership received net proceeds of approximately $9.7 million, and anticipates it will recognize a loss of approximately $96,000 in 1998. A distribution of approximately $0.77 per Unit related to this prepayment was declared in March 1998 and is expected to be paid in May 1998.

     As of March 3, 1998, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Country Club Terrace Apartments and Isle of Pines Village with respect to the January 1998 payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $51,457, $0 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

     In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of default, plus the unamortized balance of acquisition fees and closing costs of the Insured Mortgage and the loss of approximately 30 days accrued interest.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the Partnership's aggregate investment in FHA-Insured
     Loans:

                                                          December 31,
                                                     1997             1996
                                                 ------------     ------------
Fully Insured Acquired Insured:
  Number of Loans                                          12               12
  Amortized Cost                                 $ 14,416,917     $ 14,556,595
  Face Value                                       17,165,551       17,405,640
  Fair Value                                       17,432,816       17,706,486

Fully Insured Originated Insured:
  Number of Loans                                           3                3
  Amortized Cost                                 $ 12,928,572     $ 13,030,131
  Face Value                                       12,589,214       12,681,532
  Fair Value                                       13,431,769       12,969,589


          As of March 3, 1998, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Portervillage I, which has been delinquent since January 1997. In May 1997, the servicer of the mortgage on Portervillage I Apartments filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $37,766, $42,417 and $64,676, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         1997        1996         1995
                                        ------      ------       ------
     Quarter ended March 31,            $0.39(1)    $0.33        $0.36
     Quarter ended June 30,              0.30        0.64 (4)     0.33
     Quarter ended September 30,         0.84(2)     0.43 (5)     0.49(7)
     Quarter ended December 31,          1.23(3)     0.85 (6)     0.36 (8)
                                        -----       -----        -----
                                        $2.76       $2.25        $1.54
                                        =====       =====        =====

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

(1) This amount includes approximately $0.07 per Unit from the disposition of the following mortgages: net proceeds from the assignment of the mortgage on Meadow Park Apartments I of $0.05 per Unit and net proceeds from the prepayment of the mortgage on Security Apartments of $0.02 per Unit.
(2) This amount includes approximately $0.54 per Unit from the following mortgages: final settlement of the mortgage on Pine Tree Lodge of $0.02 per Unit and net proceeds from the prepayment of the mortgage on Peachtree Place North of $0.52 per Unit.
(3) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Ashford Place Apartments, Fleetwood Village Apartments, Silverwood Village Apartments and Maryland Meadows.
(4) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II, and Cambridge Arms Apartments.
(5) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.
(6) This amount includes approximately $0.51 per Unit representing net proceeds from the prepayment of the mortgage on Westlake Village. In addition, it includes approximately $0.01 per Unit representing net proceeds from the modification of mortgage on Oak Forest Apartments II and the partial prepayment of the mortgage on Cambridge Arms Apartments.
(7) This amount includes approximately $0.16 per Unit representing net proceeds from the assignment of the mortgage on El Lago Apartments.
(8) This amount includes approximately $0.02 per Unit representing additional net proceeds from the assignment of the mortgage on El Lago Apartments.

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

8.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

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

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 86 and AIM 88 (collectively the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

8.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO
       AFFILIATE - Continued

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

9.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 12,079,389 Units were issued for an aggregate capital contribution of $241,587,780. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefore.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
          (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995.

                                                                1997
                                                           Quarter ended
                                        March 31      June 30        September 30     December 31
                                      -----------    ---------      --------------   -------------
Income                                $     4,274    $   4,318      $        4,123   $       4,046
Net gains from mortgage
  dispositions                                205           --                  --             703
Net earnings                                3,848        3,675               3,480           4,134
Net earnings per Limited
  Partnership Unit - Basic                   0.31         0.29                0.28            0.32


                                                                1996
                                                           Quarter ended
                                        March 31      June 30        September 30     December 31
                                      -----------    ---------      --------------   -------------
Income                                $     4,612    $   4,529      $        4,447   $       4,355
Net gains (losses) from
  mortgage dispositions                        (1)         556                 (40)              7
Net earnings                                3,928        4,417               3,790           3,654
Net earnings per Limited
  Partnership Unit - Basic                   0.31         0.35                0.30            0.30


                                                                1995
                                                           Quarter ended
                                        March 31      June 30        September 30     December 31
                                       ----------    ---------      --------------   -------------
Income                                 $    4,640    $   4,717      $        4,626   $       4,606
Net gains (losses) from
  mortgage dispositions                        53          (36)                 --              19
Net earnings                                3,980        4,017               3,944           3,962
Net earnings per Limited
  Partnership Unit - Basic                   0.32         0.32                0.31            0.32


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1997

                                                               Interest
                                                               Rate on        Face             Net         Annual Payment
                                          Maturity    Put      Mortgage     Value of     Carrying Value    (Principal and
Development Name/Location                   Date    Date (1)    (5)(9)      Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------               ----------  -------- ------------ -------------  --------------  ------------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value)
The Executive House
 Dayton, Ohio                                 8/21     12/01         7.5% $     871,101   $     880,943      $    78,855(4)
Walnut Apartments
  La Puente, California                       3/20     11/01         7.5%     2,669,575       2,700,340          248,862(4)
Woodland Hills Apartments
  Auburn, Alabama                            10/19      6/99         7.5%       723,142         731,529           68,044(4)
Fairlawn II
  Waterbury, Connecticut                      6/20      5/00         7.5%       795,141         804,241           73,364(4)
Willow Dayton
  Chicago, Illinois                           8/19     12/00         7.5%     1,062,339       1,074,620           99,489(4)
Cedar Ridge Apartments
  Richton Park, Illinois                      4/20      2/01         7.5%     2,839,009       2,871,562          262,699(4)
Park Hill Apartments
  Lexington, Kentucky                         3/19      3/00         7.5%     1,841,699       1,863,104          173,845(4)
Fairfax House
  Buffalo, New York                          11/19      5/00         7.5%     2,248,500       2,274,412          209,608(4)
Country Club Terrace Apt.
  Holidaysburg, Pennsylvania                  8/19      6/00         7.5%     1,522,007       1,539,602          142,537(4)
Summit Square Manor
  Rochester, Minnesota                        8/19      5/99         7.5%     2,001,763       2,024,903          187,467(4)
Park Place
 Rochester, Minnesota                         3/20     10/99         7.5%       792,389         801,530           73,980(4)



                      AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

                                                               Interest
                                                               Rate on        Face             Net         Annual Payment
                                          Maturity    Put      Mortgage     Value of     Carrying Value    (Principal and
Development Name/Location                   Date    Date (1)    (5)(9)      Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------               ----------  -------- ------------ -------------  --------------  ------------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value)
Nevada Hills Apartments
  Reno, Nevada                                2/21      8/00         7.5%     1,209,355       1,223,091          110,345(4)
Bentgrass Hills Apartments
  Milwaukee, Wisconsin                        7/21      5/01         7.5%       240,388         243,109           21,817(6)
Colony West Apartments
  Chico, California                           7/20     12/00         7.5%       676,910         684,650           62,365(6)
Dunhaven Apartments Section I
  Baltimore County, Maryland                  1/20     12/99         7.5%       940,697         951,516           87,429(6)
Emerald Green Apartments
  Indianapolis, Indiana                       1/20     12/99         7.5%     1,079,973       1,092,393          100,374(6)
Isle of Pines Village
  Apartments
  Baltimore County, Maryland                 12/20      4/00         7.5%     1,279,142       1,293,698          117,030(6)
Kings Villa/Discovery Commons
  Sacramento, California                      7/19     11/99         7.5%     1,134,530       1,147,658          106,414(6)
Stoney Brook Apartments
  North Providence
  Rhode Island                                9/20     10/00         7.5%     1,505,110       1,522,285          138,278(6)
Steeplechase Apartments
  Aiken, South Carolina                       9/18      8/98         7.5%       532,336         538,579           50,921(6)
Walnut Hills Apartments
  Plainfield, Indiana                         9/19      3/00         7.5%       510,048         515,938           47,692(6)
Woodland Villas
  Jasper, Alabama                             8/19      3/00         7.5%       325,340         329,101           30,468(6)
Ashley Oaks Apartments
  Carrollton, Georgia                         3/22      4/02         7.5%       582,762         589,308           52,292(7)
Highland Oaks Apartments,
  Phase III
  Wichita Falls, Texas                        2/21      4/02         7.5%       983,537         994,709           89,741(7)


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                               DECEMBER 31, 1997

                                                               Interest
                                                               Rate on        Face             Net         Annual Payment
                                          Maturity    Put      Mortgage     Value of     Carrying Value    (Principal and
Development Name/Location                   Date    Date (1)    (5)(9)      Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------               ----------  -------- ------------ -------------  --------------  ------------------
Holden Court Apartments
  Seattle, Washington                        12/21      4/02         7.5%       227,179         229,735           20,435(7)
Magnolia Place Apartments
  Franklin, Tennessee                         5/20      4/02         7.5%       333,384         337,204           30,804(7)
Quail Creek Apartments
  Howell, Michigan                            5/20      4/02         7.5%       558,147         564,541           51,572(7)
Rainbow Terrace Apartments
  Milwaukee, Wisconsin                        7/22      4/02         7.5%       331,251         334,959           29,581(7)
Rock Glen Apartments
  Baltimore, Maryland                         1/22      4/02         7.5%     1,104,748       1,117,177           99,375(7)
Stonebridge Apartments, Phase I
  Montgomery, Alabama                         4/20      4/02         7.5%     1,071,253       1,083,537           99,125(7)
Village Knoll Apartments
  Harrisburg, Pennsylvania                    4/20      4/02         7.5%     1,112,213       1,124,966          102,914(7)
Bowling Brook, Section 1
  Towson, Maryland                            5/30       N/A        8.50%    11,991,085      12,791,749        1,090,128
Cedar Bluff
  Eagan, Minnesota                            3/27       N/A        8.50%     4,430,470       4,727,057          411,371
Executive Tower
  Toledo, Ohio                                3/27       N/A        8.75%     2,896,863       3,090,705          275,283
New Castle Apartments
  Austin, Texas                               3/18       N/A        8.75%     2,072,819       2,213,474          219,143
Lincoln Green
  Burrillville, Rhode Island                  6/33       N/A       10.25%     3,133,410       3,353,534          330,066
Turtle Creek Apartments
  San Antonio, Texas                          4/16       N/A        8.95%     1,690,153       1,805,417          188,596
Sangnok Villa
  Los Angeles, California                     1/30       N/A       10.25%       908,587         972,514           96,825
The Meadows of Livonia
  Livonia, Michigan                           9/34       N/A       10.00%     6,463,493       6,958,138          627,836



                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1997

                                                               Interest
                                                               Rate on        Face             Net         Annual Payment
                                          Maturity    Put      Mortgage     Value of     Carrying Value    (Principal and
Development Name/Location                   Date    Date (1)    (5)(9)      Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------               ----------  -------- ------------ -------------  --------------  ------------------
Gamel & Gamel Apartments
  Benton, Kentucky                            4/27       N/A        8.75% $     680,770  $      726,317     $     64,612
Wayland Health Center
  Providence, Rhode Island                   10/33       N/A        9.75%     6,905,970       7,434,621          696,610
Eaglewood Villa Apartments
  Springfield, Ohio                           2/27       N/A       8.875%     2,754,713       2,938,997          264,707
Gold Key Village Apartments
  Englewood, Ohio                             6/27       N/A        9.00%     2,909,518       2,882,074          282,030
Stafford Towers
  Baltimore, Maryland                         8/16       N/A        9.50%       368,788         397,583           42,613
Garden Court Apartments
  Lexington, Kentucky                         8/27       N/A        8.60%     1,184,553       1,263,798          110,583
Northdale Commons
  Coon Rapids, Minnesota                      9/27       N/A        9.00%       693,765         740,145           67,173
Northwood Place
  Meridian, Mississippi                       6/34       N/A        8.75%     4,518,711       4,819,597          412,635
Amador Residential
  Jackson, California                         1/34       N/A        9.00%     1,346,351       1,435,988          126,173
Cheswick Apartments
  Indianapolis, Indiana                       9/27       N/A        8.75%     3,125,377       3,334,397          295,736
Nassau Apartments
  New Orleans, Louisiana                     11/27       N/A        8.63%       879,007         937,799           82,139
The Gate House Apartments
  Lexington, Kentucky                         2/28       N/A        8.55%     2,850,730       3,041,386          264,092
Bradley Road Nursing
  Bay Village, Ohio                           5/34       N/A       8.875%     2,527,349       2,695,615          233,708


                       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           DECEMBER 31, 1997

                                                                    Interest
                                                                    Rate on           Face             Net         Annual Payment
                                           Maturity      Put        Mortgage        Value of     Carrying Value    (Principal and
Development Name/Location                    Date      Date (1)      (5)(9)         Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------                ----------    --------   ------------    -------------  --------------  ------------------
Franklin Plaza
  Cleveland, Ohio                              5/23         N/A         8.175%        5,379,054       5,518,914          503,183
Heritage Heights Apartments
  Harrison, Arizona                            4/32         N/A          9.50%          417,860         449,865           41,313
Pleasant View Nursing Home
  Union, New Jersey                            6/29         N/A          7.75%        7,567,785       7,761,802          643,312
                                                                                  -------------  --------------
  Total FHA-Insured Certificates -
    Acquired Insured Mortgages,
    carried at fair value                                                           110,802,149     115,776,426
                                                                                  -------------  --------------
GNMA Mortgage-Backed Securities
  (carried at fair value)
Pine Tree Lodge
  Pasadena, Texas                             12/33         N/A          9.50%        2,028,264       2,028,819          196,864
Spanish Trace Apartments
  Md. Heights, Missouri                        9/28         N/A          7.35%        9,676,350       9,743,834          770,973
Stone Hedge Village Apts.
  Farmington, New York                        11/27         N/A          7.00%        1,826,132       1,839,027          143,285
Afton Square Apartments
  Portsmouth, Virginia                        12/28         N/A          7.25%        1,069,345       1,076,802           81,448
Carlisle Apartments
  Houston, Texas                              12/28         N/A         7.125%        2,136,970       2,151,914          165,943
Independence Park
  Largo, Florida                               9/29         N/A          7.75%        4,018,453       4,046,029          330,878
Ridgecrest Timbers
  Portland, Oregon                            12/28         N/A          7.25%        1,556,716       1,567,572          120,915


                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                         DECEMBER 31, 1997

                                                                    Interest
                                                                    Rate on           Face             Net         Annual Payment
                                           Maturity      Put        Mortgage        Value of     Carrying Value    (Principal and
Development Name/Location                    Date      Date (1)      (5)(9)         Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------                ----------    --------   ------------    -------------  --------------  ------------------
Huntington Apartments
  Concord, North Carolina                     12/29         N/A          7.25%        2,966,045       2,986,717          233,189
Northwood Apartments
  Mockville, North Carolina                   12/29         N/A          7.25%        1,594,540       1,605,653          125,362
                                                                                   ------------  --------------
    Total GNMA Mortgage-Backed
      Securities                                                                     26,872,815      27,046,367
                                                                                   ------------  --------------
    Total investment in Acquired
      Insured Mortgages, carried
      at fair value                                                                 137,674,964     142,822,793
                                                                                   ------------  --------------
ORIGINATED INSURED MORTGAGES
----------------------------
GNMA Mortgage-Backed Security
  (carried at fair value)
Oak Forest Apartments II
  Ocoee, Florida                              12/31       11/09          8.25%       10,637,301      10,709,532          840,090
FHA-Insured Certificate
  (carried at fair value)
Waterford Green Apartments
  South St. Paul, Minnesota (11)              11/30       12/04          8.50%        6,023,357       6,177,750          481,564
                                                                                   ------------  --------------
    Total investment in Originated Insured
      Mortgages, carried at fair value                                               16,660,658      16,887,282
                                                                                   ------------  --------------
    Total investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities                                           154,335,622     159,710,075
                                                                                   ------------  --------------


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1997

                                                                    Interest
                                                                    Rate on           Face             Net         Annual Payment
                                           Maturity      Put        Mortgage        Value of     Carrying Value    (Principal and
Development Name/Location                    Date      Date (1)      (5)(9)         Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------                ----------    --------   ------------    -------------  --------------  ------------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)
Bay Pointe Apartments
  Lafayette, Indiana                           2/23       11/00           7.5%        2,069,768       1,705,470          185,268(8)
Baypoint Shoreline Apartments
  Duluth, Minnesota                            1/22        8/00           7.5%          977,925         803,331           87,967(8)
Berryhill Apartments
  Grass Valley, California                     1/21        8/99           7.5%        1,268,509       1,044,711          115,899(8)
Brougham Estates II
  Kansas City, Kansas                         11/22        8/00           7.5%        2,597,377       2,128,223          230,860(8)
College Green Apartments
  Wilmington, North Carolina                   3/23        6/01           7.5%        1,395,308       1,142,583          123,455(8)
Fox Run Apartments
  Dothan, Alabama                             10/19       12/97           7.5%        1,243,489       1,028,200          116,242(8)
Kaynorth Apartments
  Lansing, Michigan                            4/23        3/01           7.5%        1,893,162       1,549,755          167,318(8)
Lakeside Apartments
  Bennettsville, South Carolina                1/22        3/01           7.5%          392,461         322,708           35,303(8)
Portervillage I Apartments
  Portervillage, California                    8/21        5/00           7.5%        1,144,441         941,454          103,733(8)
Town Park Apartments
  Rockingham, North Carolina                  10/22        6/01           7.5%          637,453         522,941           56,755(8)
Westbrook Apartments
  Kokomo, Indiana                             11/22       12/00           7.5%        1,810,993       1,491,160          163,177(8)
Continental Village
  New Hope, Minnesota                          1/22         N/A          8.95%        1,734,665       1,736,381          175,954
                                                                                   ------------  --------------
    Total investment in Acquired
      Insured Mortgages, carried
        at amortized cost                                                            17,165,551      14,416,917
                                                                                   ------------  --------------


                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 1997

                                                                    Interest
                                                                    Rate on           Face             Net         Annual Payment
                                           Maturity      Put        Mortgage        Value of     Carrying Value    (Principal and
Development Name/Location                    Date      Date (1)      (5)(9)         Mortgage       (3)(11)(12)    Interest)(9)(10)
-------------------------                ----------    --------   ------------    -------------  --------------  ------------------
ORIGINATED INSURED MORTGAGES
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
  (carried at amortized cost)(2)
Cobblestone Apartments
  Fayetteville, North Carolina                 3/28       12/02          8.50%        5,020,691       5,173,123          462,703
Longleaf Lodge
  Hoover, Alabama                              7/26          --          8.25%        3,100,462       3,139,846          282,958
The Plantation
  Greenville, North Carolina                   4/28        4/03          8.25%        4,468,061       4,615,603          402,046
                                                                                   ------------    ------------
  Total investment in Originated
    Insured Mortgages, carried at amortized
    cost                                                                             12,589,214      12,928,572
                                                                                   ------------    ------------
  Total investment in FHA-Insured Loans                                              29,754,765      27,345,489
                                                                                   ------------    ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                           $ 184,090,387   $ 187,055,564
                                                                                   ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997


(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign an Insured Mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement, if the Insured Mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of mortgages sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

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

                                DECEMBER 31, 1997


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

(9) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $89,223, $42,417 and $64,676, respectively, from the Participations.

(10) Principal and interest are payable at level amounts over the life of the mortgages.

(11) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 1997 and 1996, is as follows:

                                                     1997             1996
                                                 ------------     ------------

     Beginning balance                           $204,192,966     $220,229,526

       Principal receipts on mortgages             (1,598,933)      (1,571,828)

       Due from HUD                                        --         (138,858)

       Proceeds from disposition of
         Mortgages                                (18,996,279)     (11,346,665)

       Net gains on mortgage
          dispositions/modifications                  907,923          521,584

       Decrease (increase) in unrealized
         losses on investment in
         Insured Mortgages                            783,102          (57,176)

       Increase (decrease) in unrealized
         gains on investment in
         Insured Mortgages                          1,766,785       (3,443,617)
                                                 ------------     ------------
     Ending balance                              $187,055,564     $204,192,966
                                                 ============     ============

(12) As of December 31, 1997 and 1996, the tax basis of the Insured Mortgages was approximately $174.4 million and $194.1 million, respectively.