Form 10-Q
period 1998-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1998-05-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                     March 31, 1998
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
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X                No
                                      ----                ----
         As of March 31, 1998, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                        Page
                                                                        ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 (unaudited)
            and December 31, 1997..............................          3

          Statements of Operations - for the three
            months ended March 31, 1998 and 1997
            (unaudited) .......................................          4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1998 (unaudited)...................................          5

          Statements of Cash Flows - for the three
            months ended March 31, 1998 and
            1997 (unaudited)...................................          6

          Notes to Financial Statements (unaudited)............          7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations......................................         13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.....................         16

Signature .....................................................         17


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                                             March 31,                 December 31,
                                                                               1998                        1997
                                                                           -------------               ------------
                                                                            (unaudited)

                                                        ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                                              $133,350,419               $142,822,793
    Originated insured mortgages                                              16,928,359                 16,887,282
                                                                            ------------               ------------
                                                                             150,278,778                159,710,075
                                                                            ------------               ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                                                13,440,914                 14,416,917
    Originated insured mortgages                                              12,901,882                 12,928,572
                                                                            ------------               ------------
                                                                              26,342,796                 27,345,489

Cash and cash equivalents                                                     12,715,442                 14,718,103

Receivables and other assets                                                   3,841,996                  1,676,021
                                                                            ------------               ------------
     Total assets                                                           $193,179,012               $203,449,688
                                                                            ------------               ------------
                                                                            ------------               ------------

                                           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                       $ 13,449,615               $ 15,460,772

Accounts payable and accrued expenses                                            203,321                    306,715

Due to affiliate                                                               1,266,454                         --
                                                                            ------------               ------------
     Total liabilities                                                        14,919,390                 15,767,487
                                                                            ------------               ------------
Partners' equity:
  Limited partners' equity                                                   170,386,910                180,044,243
  General partner's deficit                                                   (2,916,586)                (2,524,665)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                                11,031,676                 10,482,727
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                                  (242,378)                  (320,104)
                                                                            ------------               ------------
     Total partners' equity                                                  178,259,622                187,682,201
                                                                            ------------               ------------
     Total liabilities and partners'
       equity                                                                193,179,012               $203,449,688
                                                                            ------------               ------------
                                                                            ------------               ------------

                     The accompanying notes are an integral
                       part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     For the three months ended
                                                                March 31,
                                                    -----------------------------

                                                        1998             1997
                                                    ------------     ------------
Income:
  Mortgage investment income                        $  3,705,898     $  4,217,068
  Interest and other income                              153,206           57,254
                                                    ------------     ------------
                                                       3,859,104        4,274,322
                                                    ------------     ------------
Expenses:
  Asset management fee to related parties                418,102          477,893
  General and administrative                             144,453          147,990
  Interest expense to affiliate                               --            5,783
                                                    ------------     ------------
                                                         562,555          631,666
                                                    ------------     ------------
Net earnings before net gains
  on mortgage dispositions                             3,296,549        3,642,656

Net gains on mortgage
  dispositions                                           103,812          205,217
                                                    ------------     ------------
Net earnings                                        $  3,400,361     $  3,847,873
                                                    ============     ============
Net earnings allocated to:
  Limited partners - 96.1%                          $  3,267,747     $  3,697,806
  General partner - 3.9%                                 132,614          150,067
                                                    ------------     ------------
                                                    $  3,400,361     $  3,847,873
                                                    ------------     ------------
                                                    ------------     ------------
Net earnings per Limited
  Partnership Unit - basic                          $       0.27     $       0.31
                                                    ------------     ------------
                                                    ------------     ------------

                     The accompanying notes are an integral
                       part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1998

                                   (Unaudited)



                                                                                 Adjustment        Adjustment
                                                                                     to                 to
                                                                                 Unrealized         Unrealized
                                                                                  Gains on          Losses on
                                                                                 Investment         Investment
                                         General              Limited            in Insured         in Insured
                                         Partner              Partners            Mortgages          Mortgages           Total
                                      -------------         -------------       -------------      ------------      -------------

Balance, December 31, 1997            $  (2,524,665)        $ 180,044,243       $  10,482,727      $  (320,104)      $ 187,682,201

  Net earnings                              132,614             3,267,747                  --               --           3,400,361

  Distributions paid or
    accrued of $1.07 per
    Unit, including return
    of capital of $0.80                    (524,535)          (12,925,080)                 --               --         (13,449,615)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                   --                    --             548,949           77,726             626,675
                                      -------------         -------------       --------------     ------------      -------------
Balance, March 31, 1998               $  (2,916,586)        $ 170,386,910       $  11,031,676      $  (242,378)      $ 178,259,622
                                      -------------         -------------       --------------     ------------      -------------
                                      -------------         -------------       --------------     ------------      -------------

Limited Partnership Units
    outstanding - basic, as of
    March 31, 1998                                             12,079,514
                                                            -------------
                                                            -------------


                     The accompanying notes are an integral
                       part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        For the three months ended March 31,
                                                                          1998                        1997
                                                                      ------------                ------------
Cash flows from operating activities:
  Net earnings                                                        $  3,400,361                 $ 3,847,873
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Net gain on mortgage dispositions                                     (103,812)                   (205,217)
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable and
        accrued expenses                                                  (103,394)                      6,876
      Decrease in receivables and other assets                             250,496                      22,195
      Decrease in investment in affiliate                                       --                       5,783
                                                                      ------------                ------------
        Net cash provided by operating activities                        3,443,651                   3,677,510
                                                                      ------------                ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                     337,939                     382,892
  Proceeds from mortgage dispositions                                    9,676,521                     904,891
                                                                      ------------                ------------
        Net cash provided by investing activities                       10,014,460                   1,287,783
                                                                      ------------                ------------
Cash flows from financing activities:
  Distributions paid to partners                                       (15,460,772)                (10,684,273)
                                                                      ------------                ------------
        Net cash used in financing activities                          (15,460,772)                (10,684,273)
                                                                      ------------                ------------
Net decrease in cash and cash equivalents                               (2,002,661)                 (5,718,980)

Cash and cash equivalents, beginning of period                          14,718,103                   9,716,786
                                                                      ------------                ------------
Cash and cash equivalents, end of period                              $ 12,715,442                $  3,997,806
                                                                      ------------                ------------
                                                                      ------------                ------------


Non cash investing activity:
9.5% debenture received from HUD in exchange
  for the mortgage on Portervillage I Apartments                     $   2,296,098                          --
Portion of debenture due to affiliate, AIM 84                           (1,148,049)                         --



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

         The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as Insured Mortgages). The mortgages underlying the FHA- Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



2.     BASIS OF PRESENTATION - Continued

New Accounting Standards
------------------------

         During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three months ended March 31, 1998 and 1997, comprehensive income was $4,027,036 and $1,124,574, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         Fully Insured Mortgage Investments
         ----------------------------------

                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                                                  March 31,             December 31,
                                                                    1998                    1997
                                                               ------------             ------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities(1)                                    8                        9
    FHA-Insured Certificates (2)                                         55                       55
  Amortized Cost                                                122,500,844             $132,530,176
  Face Value                                                    127,684,602              137,674,964
  Fair Value                                                    133,350,419              142,822,793


Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                 16,988,636             $ 17,017,276
  Face Value                                                     16,632,020               16,660,658
  Fair Value                                                     16,928,359               16,887,282

         (1) In February 1998, the mortgage on Spanish Trace Apartments was prepaid. The Partnership received net proceeds of approximately $9.7 million and recognized a loss of approximately $96,000 for the three months ended March 31, 1998. A distribution of approximately $0.77 per unit related to this prepayment was declared in March 1998 and was paid to Unitholders in May 1998.

         (2) In April 1998, the mortgages on Emerald Green Apartments and Isle of Pines Village Apartments were prepaid. The Partnership received net proceeds of approximately $2.4 million resulting in a gain of approximately $520,000. The Partnership expects to distribute approximately $0.19 per Unit in August 1998, related to the prepayment of these mortgages.

                As of May 7, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Stafford Towers and Holden Court Apartments, which are delinquent with respect to the March 1998 payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.       INVESTMENT IN FHA-INSURED LOANS

         Fully Insured FHA-Insured Loans
         -------------------------------

                Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

                                                                 March 31,              December 31,
                                                                   1998                     1997
                                                              -------------             ------------
Fully Insured Acquired:
  Number of Loans(1)                                                     11                       12
  Amortized Cost                                               $ 13,440,914             $ 14,416,917
  Face Value                                                     15,962,874               17,165,551
  Fair Value                                                     16,279,572               17,432,816

Fully Insured Originated:
  Number of Loans                                                         3                        3
  Amortized Cost                                               $ 12,901,882             $ 12,928,572
  Face Value                                                     12,564,909               12,589,214
  Fair Value                                                     13,437,465               13,431,769

     (1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage, which had been delinquent since January 1997, is owned 50% by AIM 85 and 50% by an affiliate, American Insured Mortgage Investors (AIM 84). The debenture face value is $2,296,098 with interest due semi-annually on January 1 and July 1. Upon sale of the debenture, 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the three months ended March 31, 1998. The debenture and accrued interest are included on the balance sheet in Receivables and other assets and the portion due to AIM 84 is included in Due to affiliate. A distribution will be declared in the quarter in which cash is received for the debenture.


                  As of May 7, 1998, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 1998 and 1997, the Partnership received additional interest of $34,553 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1998 and 1997 are as follows:

                                               1998                      1997
                                              ------                    ------
         Quarter ended March 31,              $ 1.07(1)                 $ 0.39(2)
                                              ------                    ------
                                              ------                    ------

         (1) This amount includes approximately $0.77 per Unit return of capital from the disposition of the mortgage on Spanish Trace Apartments.
         (2) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park Apartments I of $0.05 and Security Apartments of $0.02.

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

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three months ended March 31, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



6.     TRANSACTIONS WITH RELATED PARTIES - Continued

                                    COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                    -----------------------------------------------

                                                                       For the
                                                                  three months ended
                             Capacity in Which                         March 31,
Name of Recipient              Served/Item                     1998            1997
-----------------     ----------------------------          ----------      ----------
CRIIMI, Inc.          General Partner/Distribution          $  524,535     $   191,186

AIM Acquisition       Advisor/Asset Management Fee             418,102         477,893
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/             16,183          16,943
Management, Inc.        Expense Reimbursement

(1) The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $123,236 and $140,856 for the three months ended March 31, 1998 and 1997, respectively. The Sub-advisor is an affiliate of CRIIMI MAE.

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report for 1997 on Form 10-K for a more detailed discussion of such risks and uncertainties.

General
-------

         As of March 31, 1998, the Partnership had invested in 79 Insured Mortgages with an aggregate amortized cost of approximately $165.8 million, an aggregate face value of approximately $172.8 million and an aggregate fair value of approximately $180.0 million, as discussed below.

         In April 1998, the mortgages on Emerald Green Apartments and Isle of Pines Village Apartments were prepaid. The Partnership received net proceeds of approximately $2.4 million resulting in a gain of approximately $520,000. The Partnership expects to distribute approximately $0.19 per Unit in August 1998, related to the prepayment of these mortgages.

         As of May 7, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Stafford Towers and Holden Court Apartments, which are delinquent with respect to the March 1998 payment of principal and interest.

Results of Operations
---------------------

         Net earnings for the three months ended March 31, 1998 decreased as compared to the corresponding period in 1997. This decrease was primarily the result of a reduction in mortgage investment income due to the disposition of six mortgages since June 1997. In addition, net gains on mortgage dispositions decreased, as discussed below.

         Interest and other income increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the investment of proceeds received from the disposition of mortgages, prior to distribution, as discussed in Note 3 of the financial statements.

         Asset management fees decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily from the

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

reduction in the mortgage asset base.

         Interest expense to affiliate decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This decrease was due to the cancellation of the note payable to an affiliate, American Insured Mortgage Investors, L.P. - Series 88 (AIM 88), as of April 1, 1998.

         Net gains on mortgage dispositions decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. During the first three months of 1998, the Partnership recognized a gain of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments in March 1998 and recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments in February 1998. During the first three months of 1997, the Partnership recognized gains of approximately $66,000 from the prepayment of the mortgage on Security Apartments in February 1997, and approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997.

Liquidity and Capital Resources
-------------------------------

         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1998 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in net earnings, as discussed above. This decrease was offset by interest received on the investment in a debenture. A portion of the debenture interest is due to an affiliate, AIM 84, as discussed in note 4 of the financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


         Net cash provided by investing activities increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase is primarily due to more proceeds received in 1998 versus 1997, from the disposition of mortgages, as discussed in Notes 3 and 5 of the financial statements.

         Net cash used in financing activities increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase was due to the distribution of net proceeds received from the disposition of mortgages, as discussed in Notes 3 and 5 of the financial statements.

PART II.          OTHER INFORMATION
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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


May 13, 1998                                /s/ Cynthia O. Azzara
-----------------                           -------------------------
DATE                                        Cynthia O. Azzara
                                            Principal Financial and
                                              Accounting Officer