Form 10-Q
period 1998-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1998-08-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended               June 30, 1998
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
     As of June 30, 1998, 12,079,389 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited)
            and December 31, 1997 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            six months ended June 30, 1998 and 1997
            (unaudited)   . . . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1998 (unaudited). . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1998 and
            1997 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        15

Signature . . . . . . . . . . . . . . . . . . . . . . .        16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                            BALANCE SHEETS

                                                             June 30,         December 31,
                                                               1998               1997
                                                          -------------       ------------
                                                             (unaudited)

                                                               ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                             $128,362,339       $142,822,793
    Originated insured mortgages                             16,808,780         16,887,282
                                                           ------------       ------------
                                                            145,171,119        159,710,075
                                                           ------------       ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                               13,405,511         14,416,917
    Originated insured mortgages                             12,874,651         12,928,572
                                                           ------------       ------------
                                                             26,280,162         27,345,489

Cash and cash equivalents                                     6,645,963         14,718,103

Receivables and other assets                                  3,812,431          1,676,021
                                                           ------------       ------------
     Total assets                                          $181,909,675       $203,449,688
                                                           ============       ============

                                                  LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  7,290,445       $ 15,460,772

Accounts payable and accrued expenses                           186,478            306,715

Due to affiliate                                              1,266,454                 --
                                                           ------------       ------------
     Total liabilities                                        8,743,377         15,767,487
                                                           ------------       ------------
Partners' equity:
  Limited partners' equity                                  167,277,939        180,044,243
  General partner's deficit                                  (3,042,756)        (2,524,665)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                9,265,167         10,482,727
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                 (334,052)          (320,104)
                                                           ------------       ------------
     Total partners' equity                                 173,166,298        187,682,201
                                                           ------------       ------------
     Total liabilities and partners'
       equity                                              $181,909,675       $203,449,688
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                               For the three months ended           For the six months ended
                                                        June 30,                            June 30,
                                              ------------------------------     -----------------------------

                                                  1998             1997              1998             1997
                                              ------------     ------------      ------------     ------------
Income:
  Mortgage investment income                  $  3,533,125     $  4,266,946      $  7,239,023     $  8,484,014
  Interest and other income                        218,085           51,496           371,291          108,750
                                              ------------     ------------      ------------     ------------
                                                 3,751,210        4,318,442         7,610,314        8,592,764
                                              ------------     ------------      ------------     ------------
Expenses:
  Asset management fee to related parties          405,959          476,952           824,061          954,845
  General and administrative                       147,924          166,969           292,377          320,742
                                              ------------     ------------       -----------     ------------
                                                   553,883          643,921         1,116,438        1,275,587
                                              ------------     ------------       -----------     ------------
Net earnings before net gains
  on mortgage dispositions                       3,197,327        3,674,521         6,493,876        7,317,177

Net gains on mortgage
  dispositions                                     857,977               --           961,789          205,217
                                              ------------     ------------       -----------     ------------
Net earnings                                  $  4,055,304     $  3,674,521       $ 7,455,665     $  7,522,394
                                              ============     ============       ===========     ============
Net earnings allocated to:
  Limited partners - 96.1%                    $  3,897,147     $  3,531,215       $ 7,164,894     $  7,229,021
  General partner - 3.9%                           158,157          143,306           290,771          293,373
                                              ------------     ------------       -----------     ------------
                                              $  4,055,304     $  3,674,521       $ 7,455,665     $  7,522,394
                                              ============     ============       ===========     ============
Net earnings per Limited
  Partnership Unit - basic                    $       0.32     $       0.29       $      0.59     $       0.60
                                              ============     ============       ===========     ============



                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 For the six months ended June 30, 1998

                                               (Unaudited)



                                                                        Adjustment       Adjustment
                                                                            to                to
                                                                        Unrealized        Unrealized
                                                                         Gains on         Losses on
                                                                        Investment        Investment
                                      General            Limited        in Insured        in Insured
                                      Partner            Partners        Mortgages         Mortgages          Total
                                   -------------       -------------   -------------     ------------     -------------

Balance, December 31, 1997         $  (2,524,665)      $ 180,044,243   $  10,482,727     $  (320,104)     $ 187,682,201

  Net earnings                           290,771           7,164,894              --              --          7,455,665

  Distributions paid or
    accrued of $1.65 per
    Unit, including return
    of capital of $1.06                 (808,862)        (19,931,198)             --              --        (20,740,060)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                --                  --       (1,217,560)        (13,948)       (1,231,508)
                                   -------------       -------------   --------------    ------------     -------------
Balance, June 30, 1998             $  (3,042,756)      $ 167,277,939   $    9,265,167    $   (334,052)    $ 173,166,298
                                   =============       =============   ==============    ============     =============

Limited Partnership Units
    outstanding - basic, as of
    June 30, 1998                                         12,079,514
                                                       =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                      For the six months ended June 30,
                                                                          1998                 1997
                                                                      ------------         ------------
Cash flows from operating activities:
  Net earnings                                                        $  7,455,665          $ 7,522,394
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Net gain on mortgage dispositions                                     (961,789)            (205,217)
    Changes in assets and liabilities:
      (Decrease) increase in accounts payable and
        accrued expenses                                                  (120,237)              10,291
      Decrease in receivables and other assets                             280,061               50,727
      Decrease in investment in affiliate                                       --              314,072
                                                                      ------------         ------------
        Net cash provided by operating activities                        6,653,700            7,692,267
                                                                      ------------         ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                     680,474              774,127
  Proceeds from mortgage dispositions                                   13,504,073              904,891
                                                                      ------------         ------------
        Net cash provided by investing activities                       14,184,547            1,679,018
                                                                      ------------         ------------
Cash flows from financing activities:
  Distributions paid to partners                                       (28,910,387)         (15,586,469)
  Decrease in note payable and due to affiliate                                 --             (375,094)
                                                                      ------------         ------------
        Net cash used in financing activities                          (28,910,387)         (15,961,563)
                                                                      ------------         ------------
Net decrease in cash and cash equivalents                               (8,072,140)          (6,590,278)

Cash and cash equivalents, beginning of period                          14,718,103            9,716,786
                                                                      ------------         ------------
Cash and cash equivalents, end of period                              $  6,645,963         $  3,126,508
                                                                      ============         ============


Non cash investing activity:
9.5% debenture received from HUD in exchange
  for the mortgage on Portervillage I Apartments                     $   2,296,098                   --
Portion of debenture due to affiliate, AIM 84                           (1,148,049)                  --



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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   Basis of Presentation - Continued

New Accounting Standards
------------------------
     During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS
130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and six months ended June 30, 1998, comprehensive income was $2,197,121 and $6,224,157, respectively. For the three and six months ended June 30, 1997, comprehensive income was $5,775,220 and $6,899,794, respectively.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                                 June 30,      December 31,
                                                   1998            1997
                                              ------------     ------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities(1)                   8                9
    FHA-Insured Certificates (2)(3)(4)                  52               55
  Amortized Cost                              $119,280,539     $132,530,176
  Face Value                                   123,533,506      137,674,964
  Fair Value                                   128,362,339      142,822,793

Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                      1                1
    FHA-Insured Certificates                             1                1
  Amortized Cost                              $ 16,959,465     $ 17,017,276
  Face Value                                    16,602,849       16,660,658
  Fair Value                                    16,808,780       16,887,282


     (1) In February 1998, the mortgage on Spanish Trace Apartments was prepaid. The Partnership received net proceeds of approximately $9.7 million and recognized a loss of approximately $96,000 for the six months ended June 30, 1998. A distribution of approximately $0.77 per unit related to this prepayment was declared in March 1998 and was paid to Unitholders in May 1998.

     (2) In April 1998, the mortgages on Emerald Green Apartments and Isle of Pines Village Apartments were prepaid. The Partnership received net proceeds, for the two mortgages, of approximately $2.3 million resulting in an aggregate gain of approximately $520,000 for the six months ended June 30, 1998. A distribution of approximately $0.19 per Unit related to the prepayment of these mortgages was declared in May

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          1998 and was paid to Unitholders in August 1998.

     (3) In May 1998, the mortgage on Stoney Brook Apartments was prepaid. The Partnership received net proceeds of approximately $1.5 million resulting in a gain of approximately $338,000 for the six months ended June 30, 1998. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in June 1998 and was paid to Unitholders in August 1998.

     (4) In July 1998, the mortgage on Amador Residential was prepaid. The Partnership received net proceeds of approximately $1.4 million resulting in a gain of approximately $64,000. The Partnership expects to distribute $0.11 per Unit in November 1998, related to the prepayment of this mortgage.

          As of August 3, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on Wayland Health Center, which is delinquent with respect to the May and June 1998 payments of principal and interest. In addition, the mortgages on Country Club Terrace Apartments and Bentgrass Hills Apartments are delinquent with respect to the June 1998 payment of principal and interest.

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------
          Listed below is the Partnership's aggregate investment in FHA-Insured
     Loans:

                                       June 30,      December 31,
                                         1998            1997
                                    -------------    ------------
Fully Insured Acquired:
  Number of Loans(1)                           11              12
  Amortized Cost                     $ 13,405,511    $ 14,416,917
  Face Value                           15,903,523      17,165,551
  Fair Value                           16,168,965      17,432,816

Fully Insured Originated:
  Number of Loans                               3               3
  Amortized Cost                     $ 12,874,651    $ 12,928,572
  Face Value                           12,540,094      12,589,214
  Fair Value                           13,301,329      13,431,769

(1)  In March 1998, HUD issued assignment proceeds in the form of a 9.5%
     debenture for the mortgage on      Portervillage I Apartments.  This
     mortgage was owned 50% by AIM 85 and 50% by an affiliate, American Insured
     Mortgage Investors (AIM 84).  The debenture face value is $2,296,098 with interest payable semi-annually on January 1 and July 1.  Upon disposition of the debenture, 50% of the proceeds will be payable to AIM 84.  The
     Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the six months


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

     ended June 30, 1998. The debenture and accrued interest are included on the balance sheet in Receivables and other assets and the portion due to AIM 84 is included in Due to affiliate. A distribution will be declared in the quarter in which cash is received for the debenture.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

          As of August 3, 1998, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1998, the Partnership received additional interest of $34,553 as compared to $89,222 for the corresponding periods in 1997 from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1998 and 1997 are as follows:

                                         1998           1997
                                        ------         ------
     Quarter ended March 31,            $ 1.07(1)      $ 0.39(3)
     Quarter ended June 30,               0.58(2)        0.30
                                        ------         ------
                                        $ 1.65         $ 0.69
                                        ======         ======

(1) This amount includes approximately $0.77 per Unit return of capital from the disposition of the mortgage on Spanish Trace Apartments.
(2) This amount includes approximately $0.31 per Unit return of capital and gain from the disposition of the following mortgages: Emerald Green Apartments and Isle of Pines Village of $0.19 per Unit and Stoney Brook Apartments of $0.12 per Unit.
(3) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park Apartments I of $0.05 per Unit and Security Apartments of $0.02 per Unit.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                      For the                    For the
                                                                 three months ended          six months ended
                                   Capacity in Which                  June 30,                    June 30,
Name of Recipient                     Served/Item               1998          1997          1998        1997
-----------------            ----------------------------    ----------    ----------    ----------  ----------
CRIIMI, Inc.                 General Partner/Distribution    $  284,327   $   147,066    $  808,862   $ 338,252

AIM Acquisition              Advisor/Asset Management Fee       405,959       476,952       824,061     954,845
  Partners, L.P.(1)

CRIIMI MAE                   Affiliate of General Partner/       16,361        18,081        32,544      35,024
Management, Inc.               Expense Reimbursement


(1)  The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
     advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets, pursuant to the amended partnership agreement as of October 1991.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $119,657 and $242,893 for the three and six months ended June 30, 1998, respectively, and $140,349 and $281,205 for the three and six months ended June 30, 1997, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1998, the Partnership had invested in 76 Insured Mortgages with an aggregate amortized cost of approximately $162.5 million, an aggregate face value of approximately $168.6 million and an aggregate fair value of approximately $174.6 million, as discussed below.

     In July 1998, the mortgage on Amador Residential was prepaid. The Partnership received net proceeds of approximately $1.4 million resulting in a gain of approximately $64,000. The Partnership expects to distribute $0.11 per Unit in November 1998, related to the prepayment of this mortgage.

     As of August 3, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on Wayland Health Center, which is delinquent with respect to the May and June 1998 payments of principal and interest. In addition, the mortgages on Country Club Terrace Apartments and Bentgrass Hills Apartments are delinquent with respect to the June 1998 payment of principal and interest.

Results of Operations
---------------------
     Net earnings for the three months ended June 30, 1998 increased as compared to the corresponding period in 1997. Net earnings for the six months ended June 30, 1998 decreased as compared to the corresponding period in 1997. The increase for the three months ended June 30, 1998, is primarily due to the increase in net gains from mortgage dispositions, as discussed below. This increase was partially offset by a decrease in mortgage investment income due to the disposition of nine mortgages since June 1997. The decrease for the six months ended June 30, 1998, is primarily due to a decrease in mortgage investment income as a result of the disposition of nine mortgages since June 1997. This decrease was partially offset by an increase in net gains from mortgage dispositions, as discussed below.

     Interest and other income increased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to the investment of proceeds received from the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

disposition of mortgages, prior to distribution, as discussed in Notes 3 and 5 of the financial statements.

     Asset management fees decreased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily from the reduction in the mortgage asset base.

     Net gains on mortgage dispositions increased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. During the first six months of 1998, the Partnership recognized gains of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments in March 1998 and approximately $858,000 from the prepayment of the mortgages on Stoney Brook Apartments, Emerald Green Apartments and Isle of Pines Village Apartments in April 1998. In addition, the Partnership recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments in February 1998. During the first six months of 1997, the Partnership recognized gains of approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997 and approximately $66,000 from the prepayment of the mortgage on Security Apartments in February 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1998 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in earnings before mortgage dispositions as it relates to the reduction in mortgage base.

     Net cash provided by investing activities increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to proceeds received from the disposition of mortgages, as discussed in Notes 3 and 5 of the financial statements.

     Net cash used in financing activities increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997. This increase was due to the distribution of net proceeds received from the disposition of mortgages, as discussed in Notes 3 and 5 of the financial statements.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 85
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


/s/ August 13, 1998           /s/ Cynthia O. Azzara
-------------------           -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer