Form 10-Q
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1998-11-16
CIK 753281

             FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C. 20549


QUARTERLY REPORT UNDER SECTION 13 or 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           September 30, 1998
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



                             (301) 816-2300
----------------------------------------------------------------
         (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ----     ----
         As of September 30, 1998, 12,079,389 depositary units of limited partnership interest were outstanding.

                   AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                   INDEX TO FORM 10-Q

                        FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                       Page
                                                                       ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - September 30, 1998 (unaudited)
                    and December 31, 1997..........................      3

                  Statements of Operations - for the three and
                    nine months ended September 30, 1998 and 1997
                    (unaudited) .....................................    4

                  Statement of Changes in Partners' Equity -
                    for the nine months ended September 30,
                    1998 (unaudited).................................    5

                  Statements of Cash Flows - for the nine
                    months ended September 30, 1998 and
                    1997 (unaudited).................................    6

                  Notes to Financial Statements (unaudited)...........   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations.....................................  14

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K....................  17

Signature         ....................................................  18

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                          BALANCE SHEETS

                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                           --------------        -------------
                                                                            (unaudited)

                                                         ASSETS
Investment in FHA-Insured Certificates and GNMA Mortgage-
  Backed Securities,  at fair value:
    Acquired insured mortgages                                             $ 124,932,760         $ 142,822,793
    Originated insured mortgages                                              16,735,693            16,887,282
                                                                           -------------         -------------
                                                                             141,668,453           159,710,075
                                                                           -------------         -------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                                                11,648,902            14,416,917
    Originated insured mortgages                                              12,846,867            12,928,572
                                                                           -------------         -------------
                                                                              24,495,769            27,345,489

Cash and cash equivalents                                                      6,026,464            14,718,103

Receivables and other assets                                                   3,858,090             1,676,021
                                                                           -------------         -------------
     Total assets                                                          $ 176,048,776         $ 203,449,688
                                                                           =============         =============

                                            LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                      $   6,661,959         $  15,460,772

Accounts payable and accrued expenses                                            182,396               306,715

Due to affiliate                                                               1,148,049                    --
                                                                           -------------         -------------
     Total liabilities                                                         7,992,404            15,767,487
                                                                           -------------         -------------
Partners' equity:
  Limited partners' equity                                                   163,985,838           180,044,243
  General partner's deficit                                                   (3,176,358)           (2,524,665)
  Unrealized gain on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                                 7,613,371            10,482,727
  Unrealized loss on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                                                  (366,479)             (320,104)
                                                                           -------------         -------------
     Total partners' equity                                                  168,056,372           187,682,201
                                                                           -------------         -------------
     Total liabilities and partners'
       equity                                                              $ 176,048,776         $ 203,449,688
                                                                           =============         =============

                                       The   accompanying  notes are an integral
                                             part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                       STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                                 For the three months ended      For the nine months ended
                                                         September 30,                  September 30,
                                                ---------------------------     ---------------------------
                                                    1998           1997             1998            1997
                                                -----------    ------------     ------------   ------------
Income:
  Mortgage investment income                   $  3,449,078    $  4,022,828     $ 10,688,101   $ 12,506,840
  Interest and other income                          72,055         100,065          443,346        208,815
                                               ------------    ------------     ------------   ------------
                                                  3,521,133       4,122,893       11,131,447     12,715,655
                                               ------------    ------------     ------------   ------------
Expenses:
  Asset management fee to related parties           400,771         466,278        1,224,832      1,421,123
  General and administrative                         86,396         176,708          378,773        497,452
                                               ------------    ------------     ------------   ------------
                                                    487,167         642,986        1,603,605      1,918,575
                                               ------------    ------------     ------------   ------------
Net earnings before net gains
  on mortgage dispositions                        3,033,966       3,479,907        9,527,842     10,797,080
Net gains on mortgage
  dispositions                                      202,288             319        1,164,078        205,536
                                               ------------    ------------     ------------   ------------
Net earnings                                   $  3,236,254    $  3,480,226     $ 10,691,920   $ 11,002,616
                                               ============    ============     ============   ============
Net earnings allocated to:
  Limited partners - 96.1%                     $  3,110,040    $  3,344,497     $ 10,274,935   $ 10,573,514
  General partner - 3.9%                            126,214         135,729          416,985        429,102
                                               ------------    ------------     ------------   ------------
                                               $  3,236,254    $  3,480,226     $ 10,691,920   $ 11,002,616
                                               ============    ============     ============   ============
Net earnings per Limited
  Partnership Unit-basic                       $       0.26    $       0.28     $       0.85   $       0.88
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               STATEMENT OF CHANGES IN PARTNERS' EQUITY

                             For the nine months ended September 30, 1998

                                                (Unaudited)



                                                                                    Adjustment       Adjustment
                                                                                        to               to
                                                                                    Unrealized       Unrealized
                                                                                      Gains on        Losses on
                                                                                    Investment       Investment
                                             General         Limited                in Insured       in Insured
                                             Partner         Partner                Mortgages        Mortgages          Total
                                           ------------    ------------           -------------    ------------     -------------

Balance, December 31, 1997                 $ (2,524,665)   $ 180,044,243          $  10,482,727    $   (320,104)    $ 187,682,201

  Net earnings                                  416,985       10,274,935                     --              --        10,691,920

  Distributions paid or
    accrued of $2.18 per
    Unit, including return
    of capital of $1.33                      (1,068,678)     (26,333,340)                    --              --       (27,402,018)

  Adjustments to unrealized
    gains (losses) on investments
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                                       --               --             (2,869,356)         (46,375)      (2,915,731)
                                        ---------------    -------------          -------------    -------------    -------------
Balance, September 30, 1998             $    (3,176,358)   $ 163,985,838          $   7,613,371    $    (366,479)   $ 168,056,372
                                        ===============    =============          =============    =============    =============

Limited Partnership Units
    outstanding - basic, as of
    September 30, 1998                                           12,079,514
                                                                ===========



                                           The   accompanying   notes   are   an
                                                 integral    part    of    these
                                                 financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the nine months ended September 30,
                                                                                   1998                  1997
                                                                              -------------         ------------
Cash flows from operating activities:
  Net earnings                                                                $ 10,691,920          $ 11,002,616
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Net gain on mortgage dispositions                                           (1,164,078)             (205,536)
    Changes in assets and liabilities:
      (Decrease) increase in accounts payable and
        accrued expenses                                                          (124,318)               61,035
      Decrease in receivables and other assets                                     114,029                98,476
      Decrease in investment in affiliate                                               --               314,072
                                                                             -------------          ------------
        Net cash provided by operating activities                                9,517,553            11,270,663
                                                                             -------------          ------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                           1,026,943             1,243,345
  Proceeds from mortgage dispositions                                           16,964,698             7,428,110
                                                                             -------------          ------------
        Net cash provided by investing activities                               17,991,641             8,671,455
                                                                             -------------          ------------
Cash flows from financing activities:
  Distributions paid to partners                                               (36,200,833)          (19,357,385)
  Decrease in note payable
    and due to affiliate                                                                --              (380,877)
                                                                             -------------          ------------
        Net cash used in financing activities                                  (36,200,833)          (19,738,262)
                                                                             -------------          ------------
Net (decrease)  increase in cash and cash
  equivalents                                                                   (8,691,639)              203,856

Cash and cash equivalents, beginning of period                                  14,718,103             9,716,786
                                                                             -------------          ------------
Cash and cash equivalents, end of period                                     $   6,026,464          $  9,920,642
                                                                             =============          ============
Non cash investing activity:
    9.5% debenture received from HUD in exchange
     for the mortgage on Porter Village I Apartments                         $  2,296,098                     --

     Portion of debenture due to affiliate, AIM 84                             (1,148,049)                    --

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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc.
and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

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

Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

New Accounting Standards
------------------------
         During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive income was $1,552,031 and $7,776,189, respectively. For the three and nine months ended September 30, 1997, comprehensive income was $5,074,695 and $11,974,485, respectively.

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

        Fully Insured Mortgage Investments
        ----------------------------------
                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                                              September 30,             December 31,
                                                                  1998                      1997
                                                              -------------             ------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities(1)                                    8                        9
    FHA-Insured Certificates (2)(3)(4)(5)(6)                             50                       55
  Amortized Cost                                               $117,491,816             $132,530,176
  Face Value                                                    121,643,983              137,674,964
  Fair Value                                                    124,932,760              142,822,793

Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,929,751             $ 17,017,276
  Face Value                                                     16,573,135               16,660,658
  Fair Value                                                     16,735,693               16,887,282


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                       NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued


         (1) In February 1998, the mortgage on Spanish Trace Apartments was prepaid. The Partnership received net proceeds of approximately $9.7 million and recognized a loss of approximately $96,000 for the nine months ended September 30, 1998. A distribution of approximately $0.77 per unit related to this prepayment was declared in March 1998 and was paid to Unitholders in May 1998.

         (2) In April 1998, the mortgages on Emerald Green Apartments and Isle of Pines Village Apartments were prepaid. The Partnership received net proceeds, for the two mortgages, of approximately $2.3 million resulting in an aggregate gain of approximately $520,000 for the nine months ended September 30, 1998. A distribution of approximately $0.19 per Unit related to the prepayment of these mortgages was declared in May 1998 and was paid to Unitholders in August 1998.

         (3) In May 1998, the mortgage on Stoney Brook Apartments was prepaid. The Partnership received net proceeds of approximately $1.5 million resulting in a gain of approximately $338,000 for the nine months ended September 30, 1998. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in June 1998 and was paid to Unitholders in August 1998.

         (4) In July 1998, the mortgage on Amador Residential was prepaid. The Partnership received net proceeds of approximately $1.4 million resulting in a gain of approximately $64,000. A distribution of approximately $0.11 per Unit related to the prepayment of this mortgage was declared in July 1998 and was paid to Unitholders in November 1998.

         (5) In August 1998, the mortgage on Bentgrass Hills Apartments was prepaid. The Partnership received net proceeds of approximately $238,000 and recognized a gain of approximately $54,000 for the nine months ended September 30, 1998. A distribution of approximately of $0.02 per Unit related to the prepayment of this mortgage was declared in September 1998 and was paid to Unitholders in November 1998.

         (6) In October 1998, the mortgage on Northdale Commons was prepaid. The Partnership received net proceeds of approximately $718,000 and expects to recognize a gain of approximately $24,000. The Partnership expects to distribute approximately $0.06 per Unit in February 1999, related to the prepayment of this mortgage.

                As of November 4, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on Wayland Health Center, which has been delinquent since May 1998. In October 1998, HUD has approved a refinance on the mortgage of Wayland Health Center. Terms are expected by the end of the year. In addition, Quail Creek Apartments and Bowling Brook, Section I are delinquent with respect to the September 1998 payment of principal and interest.

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                   NOTES TO FINANCIAL STATEMENTS

                                            (Unaudited)

4.       INVESTMENT IN FHA-INSURED LOANS

         Fully Insured FHA-Insured Loans
         -------------------------------
                Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

                                                               September 30,            December 31,
                                                                   1998                     1997
                                                               ------------             ------------
Fully Insured Acquired:
  Number of Loans(1)(2)                                                  10                       12
  Amortized Cost                                               $ 11,648,902             $ 14,416,917
  Face Value                                                     14,124,361               17,165,551
  Fair Value                                                     14,425,680               17,432,816

Fully Insured Originated:
  Number of Loans                                                         3                        3
  Amortized Cost                                               $ 12,846,867             $ 12,928,572
  Face Value                                                     12,514,759               12,589,214
  Fair Value                                                     13,024,193               13,431,769

(1)      In March  1998,  HUD issued  assignment  proceeds in the form of a 9.5%
         debenture for the mortgage on Portervillage I Apartments. This mortgage was  owned  50% by AIM 85 and  50% by an  affiliate,  American  Insured
         Mortgage  Investors  (AIM 84). The  debenture  face value is $2,296,098 with  interest  payable  semi-annually  on  January  1 and July 1. Upon disposition  of the  debenture,  50% of the proceeds will be payable to
         AIM  84.  The   Partnership   expects  to  receive   net   proceeds  of
         approximately  $1.1 million and has recognized a gain of  approximately
         $200,000 for the nine months ended  September  30, 1998.  The debenture and accrued  interest are included on the balance sheet in  Receivables and other  assets and the  portion  due to AIM 84 is included in Due to affiliate. A distribution will be declared in the quarter in which cash is received for the debenture.

(2)      In August 1998,  the mortgage on  Continental  Village  Apartments  was prepaid.  The Partnership  received net proceeds of approximately  $1.8 million and  recognized  a gain of  approximately  $84,000 for the nine months ended September 30, 1998. A distribution of approximately  $0.14 per Unit  related to the  prepayment  of this  mortgage was declared in
         September 1998 and was paid to Unitholders in November 1998.

                  As of November 4, 1998, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 1998, the Partnership received additional interest of $0 and $34,553 as compared to $0 and $89,222 for the corresponding periods in 1997 from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

                      AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                  NOTES TO FINANCIAL STATEMENTS

                                            (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1998 and 1997 are as follows:

                                                1998                 1997
                                               ------               ------
         Quarter ended March 31,               $ 1.07(1)            $ 0.39(4)
         Quarter ended June 30,                  0.58(2)              0.30
         Quarter ended September 30,             0.53(3)              0.84(5)
                                                ------              ------
                                                $ 2.18              $ 1.53
                                                ======              ======

(1) This amount includes approximately $0.77 per Unit return of capital from the disposition of the mortgage on Spanish Trace Apartments.
(2) This amount includes approximately $0.31 per Unit return of capital and gain from the disposition of the following mortgages: Emerald Green Apartments and Isle of Pines Village of $0.19 per Unit and Stoney Brook Apartments of $0.12 per Unit.
(3) This amount includes approximately $0.27 per Unit return of capital and gain from the disposition of the following mortgages: Amador Residential of $0.11 per Unit, Bentgrass Hills Apartments of $0.02 per Unit and Continental Village Apartments of $0.14 per Unit.
(4) This amount includes approximately $0.07 per Unit return of capital and gain from the disposition of the following mortgages: Meadow Park
         Apartments  I of $0.05 per Unit and  Security  Apartments  of $0.02 per
         Unit.
(5) This amount includes approximately $0.54 per Unit return of capital related to the following mortgages: The prepayment of the mortgage on Peachtree Apartments ($0.52 per Unit) and the conversion of the mortgage on Pine Tree Lodge to a GNMA-Mortgage Backed Security from an FHA-Insured Loan ($0.02 per Unit).

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

                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                                 NOTES TO FINANCIAL STATEMENTS

                                           (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                                         COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                     --------------------------------------------------------------------------------------

                                                                         For the                       For the
                                                                    three months ended            nine months ended
                             Capacity in Which                         September 30,                September 30,
Name of Recipient              Served/Item                         1998          1997            1998          1997
-----------------     ----------------------------              ----------   -----------      ----------    ----------
CRIIMI, Inc.          General Partner/Distribution              $  259,816   $   411,784      $1,068,678    $  750,036

AIM Acquisition       Advisor/Asset Management Fee                 400,771       466,278       1,224,832     1,421,123
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/                 12,939        12,176          45,483        47,200
Management, Inc.        Expense Reimbursement


(1)      The Advisor, pursuant to the Partnership Agreement,  effective June 26,
         1984,  is entitled to an Asset  Management  Fee equal to 0.95% of Total
         Invested Assets (as defined in the Partnership  Agreement).  CRIIMI MAE
         Services Limited  Partnership,  the sub-advisor to the Partnership (the
         Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets, pursuant to the amended partnership agreement as of October 1991. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $118,129 and $360,522 for the three and nine months ended September 30, 1998, respectively, and $137,665 and $418,870 for the three and nine months ended September 30, 1997, respectively. The Sub-advisor is an affiliate of CRIIMI MAE.


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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General
Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under Liquidity and Capital Resources, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

General
-------
         As of September 30, 1998, the Partnership had invested in 73 Insured Mortgages with an aggregate amortized cost of approximately $158.9 million, an aggregate face value of approximately $164.9 million and an aggregate fair value of approximately $169.1 million, as discussed below.

         In October 1998, the mortgage on Northdale Commons was prepaid. The Partnership received net proceeds of approximately $718,000 and expects to recognize a gain of approximately $24,000. The Partnership expects to distribute approximately $0.06 per Unit in February 1999, related to the prepayment of this mortgage.

         As of November 4, 1998, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on Wayland Health Center, which has been delinquent since May 1998. In October 1998, HUD has approved a refinance on the mortgage of Wayland Health Center. Terms are expected by the end of the year. In addition, Quail Creek Apartments and Bowling Brook, Section I are delinquent with respect to the September 1998 payment of principal and interest.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
         Net earnings for the three and nine months ended September 30, 1998 decreased as compared to the corresponding periods in 1997, primarily due to a decrease in mortgage investment income as a result of the disposition of twelve mortgages since September 1997. This decrease was partially offset by an increase in net gains from mortgage dispositions, as discussed below.

         Interest and other income decreased for the three months ended September 1998, as compared to the corresponding period in 1997, and increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. These variances are primarily due to the temporary investment of proceeds received from the disposition of mortgages, prior to distribution, as discussed in Notes 3,4 and 5 of the financial statements.

         Asset management fees decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily from the reduction in the mortgage asset base.

         General and administrative expenses decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to a reduction in legal expenses that resulted from the settlement of the mortgage on Pine Tree Lodge.

         Net gains on mortgage dispositions increased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. During the first nine months of 1998, the Partnership recognized gains of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments in March 1998 and approximately $1,060,000 from the prepayment of the mortgages on Stoney Brook Apartments, Emerald Green Apartments, Isle of Pines Village Apartments, Amador Residential Apartments, Bentgrass Hills Apartments and Continental Village Apartments. In addition, the Partnership recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments in February 1998. During the first nine months of 1997, the Partnership recognized gains of approximately $139,000 from the assignment of the mortgage on Meadow Park Apartments I in January 1997 and approximately $66,000 from the prepayment of the mortgage on Security Apartments in February 1997.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1998 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in earnings before mortgage dispositions as it relates to the reduction in mortgage base.

         Net cash provided by investing activities increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to proceeds received from the disposition of mortgages, as discussed in Notes 3,4 and 5 of the financial statements.

         Net cash used in financing activities increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. This increase was due to the distribution of net proceeds received from the disposition of mortgages, as discussed in Notes 3,4 and 5 of the financial statements.

Other
-----
         On October 5, 1998, CRIIMI MAE Inc., the parent of the General
Partner, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE Inc. will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE Inc. has not historically represented a significant source of capital for the General Partner or the Partnership.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                            AMERICAN INSURED MORTGAGE
                           INVESTORS L.P. - SERIES 85
                                                       (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


/s/ November 16, 1998                                  /s/ Cynthia O. Azzara
---------------------                                -------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer