Form 10-K
period 1998-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1999-03-31
CIK 753281

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 5, 1999, 12,079,514 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $138,868,411.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                   Page
                                                                   ----
Item 1.    Business................................................  4
Item 2.    Properties..............................................  6
Item 3.    Legal Proceedings.......................................  6
Item 4.    Submission of Matters to a Vote of
             Security Holders......................................  6

                                     PART II
                                     -------
Item 5.    Market for Registrant's Securities and
             Related Security Holder Matters.......................  6
Item 6.    Selected Financial Data.................................  8
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................................  9
Item 7A.   Qualitative and Quantitative Disclosures
             About Market Risk..................................... 19
Item 8.    Financial Statements and Supplementary Data............. 19
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................ 19

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the
             Registrant............................................ 20
Item 11.   Executive Compensation.................................. 23
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management................................. 24
Item 13.   Certain Relationships and Related
             Transactions.......................................... 24

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................... 25

Signatures ........................................................ 30

                                     PART I


ITEM 1.  BUSINESS

Development and Description of Business
---------------------------------------
         Information concerning the business of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1998, which is hereby incorporated by reference herein.

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

                                     PART I

         CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership (CMSLP) and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership (CMSLP) and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

Forward-Looking Statements
--------------------------
         In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

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

         The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1998 and 1997 were as follows:

                                                                                               Amount of
                                                               1998                          Distribution
    Quarter Ended                                      High              Low                    Per Unit
   ---------------------                             ---------         ---------             ---------------
   March 31                                          $14 1/2           $13 9/16                 $      1.07 (1)
   June 30                                            13 3/4            12 7/8                         0.58 (2)
   September 30                                       13 3/4            12 13/16                       0.53 (3)
   December 31                                        13 5/8            11 5/8                         1.27 (4)
                                                                                             --------------
                                                                                             $         3.45
                                                                                             ==============

                                                                                               Amount of
                                                               1998                          Distribution
    Quarter Ended                                      High              Low                    Per Unit
   ---------------------                             ---------         ---------             ---------------
   March 31                                          $ 15 1/4            14 3/8                $        0.39 (5)
   June 30                                             15 1/8            14 1/4                         0.30
   September 30                                        15                13 13/16                       0.84 (6)
   December 31                                         14 7/8            13 7/8                         1.23 (7)
                                                                                               -------------
                                                                                              $        2.76
                                                                                               =============

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
           HOLDER MATTERS - Continued

   (1) This amount includes approximately $0.77 per Unit representing net proceeds from the prepayment of the mortgage on Spanish Trace Apartments.
   (2) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Isle of Pines Village Apartments, Emerald Green Apartments, and Stoney Brook Apartments.
   (3) This amount includes approximately $0.27 per Unit representing net proceeds from the prepayment of the mortgages on Amador Residential, Continental Village, and Bentgrass Hills Apartments.
   (4) This amount includes approximately $1.00 per Unit representing net proceeds from the prepayment of the mortgages on Northdale Commons, Cedar Bluff Apartments, and Wayland Health Center.
   (5) This amount includes approximately $0.07 per Unit from the disposition of the following mortgages: net proceeds from the assignment of the mortgage on Meadow Park Apartments I of $0.05 per Unit and net proceeds from the prepayment of the mortgage on Security Apartments of $0.02 per Unit.
   (6) This amount includes approximately $0.54 per Unit from the following mortgages: final settlement of the mortgage on Pine Tree Lodge of $0.02 per Unit and net proceeds from the prepayment of the mortgage on Peachtree Place North of $0.52 per Unit.
   (7) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Ashford Place Apartments, Fleetwood Village Apartments, Silverwood Village Apartments and Maryland Meadows.

         There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.


                                            Approximate Number of Unitholders
   Title of Class                                 as of December 31, 1998
--------------------                        ---------------------------------
Depositary Units of Limited
  Partnership Interest                                  11,800

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except per Unit amounts)

                                                                For the Years Ended December 31,
                                               1998         1997         1996         1995         1994
                                           ----------   ----------    ----------   ----------   ----------
Income                                       $ 14,744     $ 16,761      $ 17,943     $ 18,589     $ 19,167

Net gains (losses) on mortgage
  dispositions/modifications                    1,403          908           522           36         (151)

Net earnings                                   13,893       15,137        15,789       15,903       16,155

Net earnings per Limited
  Partnership Unit - Basic (1)                   1.11         1.20          1.26         1.27         1.29

Distributions per Limited
  Partnership Unit (1)(2)                        3.45         2.76          2.25         1.54         1.96


                                                                            As of December 31,
                                              1998        1997           1996         1995         1994
                                          -----------  -----------   -----------  -----------  -----------
Total assets                                 $170,970     $203,450      $215,951     $225,691     $214,823

Partners' equity                              153,543      187,682       204,687      220,681      209,557

(1) Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1998, 1997, 1996, 1995 and 1994, which were paid subsequent to year end. See Notes 3 and 7 of the notes to the financial statements of the Partnership contained in Item 8, "Financial
    Statements and Supplementary Data."

         The selected statements of income and comprehensive income data presented above for the years ended December 31, 1998, 1997 and 1996, and the balance sheet data as of December 31, 1998 and 1997, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of income and comprehensive income data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner and the parent of AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

Year 2000
---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and software systems used for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of March 30, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the General Partner's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

         The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. An affiliate of the Partnership, CMSLP, currently services approximately 21% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has substantially completed compliance testing on the upgrade.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by May 31, 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Mortgage Investments
--------------------
         Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

         As of December 31, 1998, the Partnership had invested in 69 Insured Mortgages, with an aggregate amortized cost of approximately $145.9 million, a face value of approximately $151.8 million and a fair value of approximately $153.8 million, as discussed below.

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

         The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured
  Certificates
-------------------------------------------------------------
         Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                            December 31,
                                                                   1998                      1997
                                                               ------------             ------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities(1)                                    8                        9
    FHA-Insured Certificates
    (2)(3)(4)(5)(6)(7)(8)(9)                                             46                       55
  Amortized Cost                                               $104,595,386             $132,530,176
  Face Value                                                    108,690,257              137,674,964
  Fair Value                                                    110,253,225              142,822,793


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,899,484             $ 17,017,276
  Face Value                                                     16,542,867               16,660,658
  Fair Value                                                     16,738,030               16,887,282


(1) In February 1998, the mortgage on Spanish Trace Apartments was prepaid. The Partnership received net proceeds of approximately $9.7 million, and recognized a loss of approximately $96,000 for the year ended December 31, 1998. A distribution of $0.77 per Unit related to this prepayment was declared in March 1998 and paid to Unitholders in May 1998.

(2) In April 1998, the mortgages on Isle of Pines Village Apartments and Emerald Green Apartments were prepaid. The Partnership received net proceeds of approximately $1.3 million and $1.1 million, respectively, and recognized gains of approximately $290,000 and $230,000, respectively, for the year ended December 31, 1998. A distribution of $0.19 per Unit related to these prepayments was declared in May 1998 and paid to Unitholders in August 1998.

(3) In May 1998, the mortgage on Stoney Brook Apartments was prepaid. The Partnership received net proceeds of approximately $1.5 million, and recognized a gain of approximately $338,000 for the year ended December 31, 1998. A distribution of $0.12 per Unit related to this prepayment was declared in June 1998 and paid to Unitholders in August 1998.

(4)      In July 1998,  the  mortgage on Amador  Residential  was  prepaid.  The
         Partnership received net proceeds of approximately $1.4 million, and recognized a gain of approximately $64,000 for the year ended December 31, 1998. A distribution of $0.11 per Unit related to this prepayment was declared in July 1998 and paid to Unitholders in November 1998.

(5) In August 1998, the mortgage on Bentgrass Hills Apartments was prepaid. The Partnership received net proceeds of approximately $238,000, and recognized a gain of approximately $54,000 for the year ended December 31, 1998. A distribution of $0.02 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

(6) In October 1998, the mortgage on Northdale Commons was prepaid. The Partnership received net proceeds of approximately $718,000, and recognized a gain of approximately $24,000 for the year ended December 31, 1998. A distribution of $0.06 per Unit related to this prepayment was declared in November 1998 and paid to Unitholders in February 1999.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

(7)      In  November  1998,  the  mortgage  on Cedar  Bluff  was  prepaid.  The
         Partnership received net proceeds of approximately $4.6 million, and recognized a gain of approximately $170,000 for the year ended December 31, 1998. A distribution of $0.36 per Unit related to this prepayment was declared in December 1998 and paid to Unitholders in February 1999.

(8) In November 1998, the mortgage on Wayland Health Center was prepaid. The Partnership received net proceeds of approximately $7.3 million, and recognized a gain of approximately $9,000 for the year ended December 31, 1998. A distribution of $0.58 per Unit related to this prepayment was declared in December 1998 and paid to Unitholders in February 1999.

(9) In December 1998, the mortgage on Gamel & Gamel Apartments (Brown Gable Apartments) was prepaid. The Partnership received net proceeds of approximately $703,000, and recognized a gain of approximately $36,000 for the year ended December 31, 1998. A distribution of $0.06 per Unit related to this prepayment was declared in February 1999 and is expected to be paid to Unitholders in May 1999.

         As of March 26, 1999, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Woodland Villas and Quail Creek Apartments. These mortgages are delinquent with respect to the January 1999 payment. The Partnership does not anticipate problems regarding the collection of these payments.

         In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $76,991, $51,457 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Fully Insured FHA-Insured Loans
-------------------------------
         Listed below is the Partnership's  aggregate  investment in FHA-Insured
Loans:

                                                                           December 31,
                                                                  1998                    1997
                                                            ---------------         ----------------
Fully Insured Acquired Insured:
  Number of Loans (1)(2)                                                 10                       12
  Amortized Cost                                               $ 11,617,321             $ 14,416,917
  Face Value                                                     14,068,282               17,165,551
  Fair Value                                                     14,087,092               17,432,816

Fully Insured Originated Insured:
  Number of Loans                                                         3                        3
  Amortized Cost                                               $ 12,818,519             $ 12,928,572
  Face Value                                                     12,488,890               12,589,214
  Fair Value                                                     12,747,524               13,431,769

(1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage was owned 50% by AIM 85 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors (AIM 84). The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The Partnership recognized a gain of approximately $200,000 on the assignment of this loan for the year ended December 31, 1998. In
         January 1999, proceeds of approximately $2.4 million, including accrued interest of approximately $109,000, were received upon redemption of these debentures, of which approximately $1.2 million were due to the Partnership. Accordingly, a distribution of $0.10 per Unit related to this assignment was declared in January 1999 and is expected to be paid to Unitholders in May 1999.

(2)      In August 1998,  the mortgage on Continental  Village was prepaid.  The
         Partnership received net proceeds of approximately $1.8 million, and recognized a gain of approximately $84,000 for the year ended December
         31, 1998. A distribution of $0.14 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November
         1998.


                  As of March 26, 1999, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $34,553, $37,766 and
         $42,417, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1998 versus 1997
----------------
         Net earnings decreased for 1998 as compared to 1997 primarily due to a decrease in mortgage investment income. Partially offsetting this decrease was an increase in net gains on mortgage dispositions and modifications, as discussed below.

         Mortgage investment income decreased for 1998 as compared to 1997 primarily due to the reduction in mortgage base from 12 dispositions during 1998 with an aggregate cost balance of approximately $29.6 million.

         Interest and other income increased for 1998 as compared to 1997 primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders. During 1998, twelve mortgages were disposed of, as compared to seven dispositions in 1997.

         Asset management fees to related parties decreased for 1998 as compared to 1997 as a result of the reduction in the mortgage base.

         Interest expense to affiliate decreased for 1998 as compared to 1997 due to the cancellation of the note payable to American Insured Mortgage Investors L.P. - Series 88 (AIM 88) in April 1997, as discussed in Note 8 of the Notes to the Financial Statements.

         Net gains from dispositions and modifications increased as a result of twelve mortgage dispositions or assignments in 1998, as discussed above, versus eight dispositions, modifications or assignments in 1997.

1997 versus 1996
----------------
         Net earnings decreased for 1997 as compared to 1996 primarily due to a decrease in mortgage investment income. Partially offsetting this decrease was an increase in net gains on mortgage dispositions and modifications, as discussed above.

         Mortgage investment income decreased for 1997 as compared to 1996 primarily due to the reduction in mortgage base due to the disposition of mortgages, as discussed.

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

         Gains from dispositions and modifications increased as a result of seven mortgage dispositions in 1997, as discussed, versus 1996 activity as follows: a modification agreement on the mortgage on Oakforest Apartments II and the prepayment of mortgages on Cambridge Arms Apartments, Bear Creek Apartments II and Westlake Village Apartments. Losses from dispositions and modifications decreased due to no losses in 1997 versus 1996 activity as follows: a modification agreement on the mortgage of Waterford Green Apartments and the 1996 assignment of the mortgage on Woodland Village Apartments.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows, and were sufficient during the years ended December 31, 1998, 1997 and 1996 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 1999.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payment receipts or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

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

Cash flow - 1998 versus 1997
----------------------------
         Net cash provided by operating activities decreased for 1998 as compared to 1997, primarily due to the reduction in mortgage investment income, as discussed above.

         Net cash provided by investing activities increased in 1998 as compared to 1997 due to the increase in proceeds from mortgage dispositions, as discussed previously.

         Net cash used in financing activities increased for 1998 as compared to 1997, as a result of an increase in distributions paid to partners. Distributions paid to partners in 1998 included proceeds resulting from the disposition of eleven mortgages during the fourth quarter of 1997 and the first three quarters of 1998. This compares to distributions paid to partners in 1997 which included proceeds resulting from the disposition of five mortgages during the fourth quarter of 1996 and the first three quarters of 1997.

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

ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

The table below provides information about the Partnership's Insured Mortgages, all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                  1999       2000         2001        2002         2003        Thereafter     Total     Fair Value
Insured
Mortgages
(in millions)    $26.8      $25.0        $22.2       $20.4        $18.8       $126.6       $239.8      $153.8

Average Interest
Rate              7.90%      7.91%        7.91%       7.92%        7.92%        8.16%          --          --


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is on pages 31 through 62.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a),(b),(c),(e)

         The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a general partnership interest of 3.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, the advisor no longer advises CRIIMI MAE.

         AIM Acquisition Partners, L.P. (the Advisor) serves as the advisor of the Partnership. AIM Acquisition Corporation is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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


The following table sets forth information concerning the executive officers and directors of the General Partner as of March 15, 1999:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued



Name                                        Age                         Position
-------                                     -----                      ------------
William B. Dockser                          62                         Chairman of the Board

H. William Willoughby                       52                         President and Secretary

Frederick J. Burchill (a)                   50                         Executive Vice President

Cynthia O. Azzara                           39                         Senior Vice President, Chief  Financial
                                                                          Officer and Treasurer

Brian L. Hanson                             37                         Senior Vice President

David B. Iannarone                          38                         Senior Vice President and General
                                                                          Counsel

Garrett G. Carlson, Sr.                     61                         Director

G. Richard Dunnells                         61                         Director

Robert Merrick                              54                         Director

Robert E. Woods                             51                         Director


         William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of CRI, serving as its Chairman of the Board since 1974.

         H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. He has also served as a director of CRIIMI MAE Financial Corporation since 1995. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

         (a) Mr. Burchill was Executive Vice President of the General Partner until his resignation from CRIIMI MAE and the General Partner on February 8, 1999.

         Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, Accounting and Finance Departments of CRI from 1985 to June 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued

         Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners, Lanham, Maryland from 1991 to March 1996.

         David B. Iannarone has served as Senior Vice President of the General Partner since March 1998. Mr. Iannarone has served as Senior Vice President of CRIIMI MAE since March 1998; General Counsel of CRIIMI MAE since July 1996; Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

         Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995 and member of the board of Bank Windsor from 1992 to 1994.

         G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner, Partner in the Washington, D.C. office and former Director of the law firm of Holland & Knight since January 1994; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

         Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued

         Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and head of loan syndications for the Americas at Societe Generale, New York since 1997; Managing Director, head of Real Estate Capital Markets and Mortgage-backed Securities division, Citicorp from 1991 to 1997, Head of Citicorp's syndications, private placements, money markets and asset-backed businesses from 1985 to 1990.


                  (d) There is no family relationship between any of the officers and directors of the General Partner.

                  (f)      Involvement in certain legal proceedings.

                           None.

                  (g)      Promoters and control persons. Not applicable.

                  (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any directors or officers. None of the directors or officers of the General Partner received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated herein by reference herein to Note 3 of the notes to the financial statements of the Partnership.

                                    PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a) As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) As of December 31, 1998, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with management and others.

                  Note 3 of the notes to the financial statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
           Continued


         (b)      Certain business relationships.

                  Other than as set forth in Item 11 of this report which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

         (c)      Indebtedness of management.

                  None.

         (d)      Transactions with promoters.

                  Not applicable.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


         (a)(1)   Financial Statements:
                                                                 Page
        Description                                             Number
        -----------                                         --------------

         Balance Sheets as of December 31, 1998
           and 1997                                               33

         Statements of Income and Comprehensive Income
           for the years ended December 31, 1998,
           1997, and 1996                                         34
         Statements of Changes in Partners' Equity for
           the years ended December 31, 1998, 1997 and
           1996                                                   35

         Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                       36

         Notes to Financial Statements                            37


         (a)(2)  Financial Statement Schedules:

                  IV - Mortgage Loans on Real Estate              50

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

             10.10 Amendment to Partnership Agreement dated September 4, 1991, incorporated by reference to Exhibit 28(c), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

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

             10.15 Amendment No. 2 to Reimbursement Agreement by Integrated Funding, Inc., and American Insured Mortgage Investors L.P.-Series 86, and American Insured Mortgage Investors L.P.-Series 88, effective April 1, 1997, incorporated by reference to Exhibit
                           10.15 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

              27.          Financial Data Schedule (filed herewith).

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

                            AMERICAN INSURED MORTGAGE
                             INVESTORS - SERIES 85, L.P.
(Registrant)

                            By:      CRIIMI, Inc.
                            General Partner

/s/ March 30, 1999                  /s/ William B. Dockser
---------------------------         -------------------------
DATE                                William B. Dockser
                                    Chairman of the Board and
                                      Principal Executive Officer


/s/ March 30, 1999                  /s/ H. William Willoughby
---------------------------         -------------------------
DATE                                H. William Willoughby
                                    President and Director


/s/ March 30, 1999                  /s/ Cynthia O. Azzara
---------------------------         -------------------------
DATE                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer


/s/ March 30, 1999                  /s/ Garrett G. Carlson, Sr.
---------------------------         ---------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


/s/ March 30, 1999                  /s/ G. Richard Dunnells
---------------------------         -------------------------
DATE                                G. Richard Dunnells
                                    Director

/s/ March 30, 1999                  /s/ Robert J. Merrick
---------------------------         -------------------------
DATE                                Robert J. Merrick
                                    Director


/s/ March 30, 1999                 /s/ Robert E. Woods
---------------------------        -------------------------
DATE                               Robert E. Woods
                                   Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              Financial Statements as of December 31, 1998 and 1997

            and for the Years Ended December 31, 1998, 1997 and 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors - Series 85, L.P.:

         We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 30, 1999

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.


                                 BALANCE SHEETS


                                     ASSETS

                                                                               December 31,            December 31,
                                                                                  1998                      1997
                                                                              ------------             ------------
Investment in FHA-Insured Certificates and GNMA Mortgage-Backed
Securities,  at fair value:
  Acquired insured mortgages                                                  $110,253,225             $142,822,793
  Originated insured mortgages                                                  16,738,030               16,887,282
                                                                              ------------             ------------
                                                                               126,991,255              159,710,075
                                                                              ------------             ------------
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized discount and premium:
  Acquired insured mortgages                                                    11,617,321               14,416,917
  Originated insured mortgages                                                  12,818,519               12,928,572
                                                                              ------------             ------------
                                                                                24,435,840               27,345,489

Cash and cash equivalents                                                       15,793,919               14,718,103

Investment in FHA debentures                                                     2,296,098                       --

Receivables and other assets                                                     1,453,292                1,676,021
                                                                              ------------             ------------
     Total assets                                                             $170,970,404             $203,449,688
                                                                              ============             ============

                                              LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                         $ 15,963,562             $ 15,460,772

Accounts payable and accrued expenses                                              184,236                  306,715

Due to affiliate                                                                 1,279,178                       --
                                                                              ------------             ------------
     Total liabilities                                                          17,426,976               15,767,487
                                                                              ------------             ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units
    authorized, 12,079,514 Units issued and outstanding                        151,721,136              180,044,243
  General partner's deficit                                                     (3,674,093)              (2,524,665)
  Accumulated other
    comprehensive income                                                         5,496,385               10,162,623
                                                                              ------------             ------------
     Total partners' equity                                                    153,543,428              187,682,201
                                                                              ------------             ------------
     Total liabilities and partners' equity                                   $170,970,404             $203,449,688
                                                                              ============             ==========

                                         The accompanying notes are an
                                        integral part of these  financial
                                                 statements.

             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    For the years ended December 31,
                                                              1998              1997               1996
                                                          ------------      ------------        ------------
         Income:
           Mortgage investment income                     $ 14,067,956      $ 16,350,497        $ 17,731,547
           Interest and other income                           675,768           410,839             211,779
                                                          ------------      ------------        ------------
                                                            14,743,724        16,761,336          17,943,326
                                                          ------------      ------------        ------------
         Expenses:
           Asset management fee to related parties           1,617,625         1,873,563           1,997,649
           General and administrative                          550,640           652,511             655,426
           Interest expense to affiliate                        85,565             5,783              23,132
                                                          ------------      ------------        ------------
                                                             2,253,830         2,531,857           2,676,207
                                                          ------------      ------------        ------------
         Earnings before gains (losses)
           on mortgage dispositions/ modifications          12,489,894        14,229,479          15,267,119

         Mortgage dispositions/modifications:
           Gains                                             1,499,412           907,923             666,179
           Losses                                              (96,262)               --            (144,595)
                                                          ------------      ------------        ------------
         Net earnings                                     $ 13,893,044      $ 15,137,402        $ 15,788,703
                                                          ============      ============        ============

         Other comprehensive income                         (4,666,238)        2,549,887          (3,500,793)
                                                          ------------      ------------        ------------
         Comprehensive income                                9,226,806        17,687,289          12,287,910
                                                          ============      ============        ============
         Net earnings allocated to:
           Limited partners - 96.1%                       $ 13,351,215      $ 14,547,043        $ 15,172,944
           General partner - 3.9%                              541,829           590,359             615,759
                                                          ------------      ------------        ------------
                                                          $ 13,893,044      $ 15,137,402        $ 15,788,703
                                                          ============      ============        ============

         Net earnings per Limited
           Partnership Unit - Basic                       $       1.11      $       1.20        $       1.26
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

             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996

                                                                             Accumulated
                                                                                 Other                  Total
                                      General           Limited              Comprehensive            Partners'
                                      Partner           Partners                 Income                Equity
                                    ----------         -----------           -------------           -----------
Balance, January 1, 1996           (1,274,782)         210,842,615              11,113,529           220,681,362

Net earnings                          615,759           15,172,944                      --            15,788,703

Adjustment to unrealized gains (losses)
  on investment in insured mortgages       --                   --              (3,500,793)           (3,500,793)

Distributions paid or accrued of
  $2.25 per Unit, including return of
  capital of $0.99 per Unit        (1,102,994)         (27,178,907)                     --           (28,281,901)
                                  -----------         ------------           -------------          ------------
Balance, December 31, 1996         (1,762,017)         198,836,652               7,612,736           204,687,371

    Net earnings                      590,359           14,547,043                      --            15,137,402

Adjustment to unrealized gains
  (losses) on investments in
  insured mortgages                        --                   --               2,549,887             2,549,887

Distributions paid or accrued of
  $2.76 per Unit, including return
  of capital of $1.56 per Unit     (1,353,007)         (33,339,452)                     --           (34,692,459)
                                  -----------         ------------           -------------          ------------
Balance, December 31, 1997         (2,524,665)         180,044,243              10,162,623           187,682,201

    Net earnings                      541,829           13,351,215                      --            13,893,044

      Adjustment to unrealized gains
       (losses) on investments in
       insured mortgages                   --                   --              (4,666,238)           (4,666,238)

Distributions paid or accrued of
  $3.45 per Unit, including return
  of capital of $2.34 per Unit     (1,691,257)         (41,674,322)                     --           (43,365,579)
                                  -----------         ------------           -------------          ------------
Balance, December 31, 1998         (3,674,093)         151,721,136               5,496,385           153,543,428
                                  ===========         ============           =============          ============
Limited Partnership Units outstanding -
  basic, as of December 31, 1998, 1997,
  and 1996                                              12,079,514
                                                        ==========


                                     The accompanying notes are an integral
                                       part of these financial statements.

             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                      For the years ended December 31,
                                                              1998               1997                1996
                                                          ------------       -------------     -------------
Cash flows from operating activities:
    Net earnings                                          $ 13,893,044       $  15,137,402     $  15,788,703
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
      Losses on mortgage dispositions/modification              96,262                  --           144,595
      Gains on mortgage dispositions/modification           (1,499,412)           (907,923)         (666,179)
      Changes in assets and liabilities:
          Decrease in receivables and other assets             222,729              51,641           186,942
          (Decrease) increase in accounts payable and
            accrued expenses                                  (122,476)            107,751            35,227
          Increase (decrease) in due to affiliate              131,129             (66,805)           59,957
          Return on investment in affiliate                         --                  --             3,079
                                                          ------------       -------------     -------------
          Net cash provided by operating activities         12,721,276          14,322,066        15,552,324
                                                          ------------       -------------     -------------
Cash flows from investing activities:
    Proceeds from disposition of mortgages                  29,895,275          18,996,279        11,346,665
    Receipt of mortgage principal from scheduled payments    1,322,056           1,598,933         1,571,828
                                                          ------------       -------------     -------------
        Net cash provided by investing activities           31,217,331          20,595,212        12,918,493
                                                          ------------       -------------     -------------
Cash flows from financing activities:
    Distributions paid to partners                         (42,862,791)        (29,915,961)      (22,122,731)
                                                          ------------       -------------     -------------
Net increase in cash and cash equivalents                    1,075,816           5,001,317         6,348,086

Cash and cash equivalents, beginning of year                14,718,103           9,716,786         3,368,700
                                                          ------------       -------------     -------------
Cash and cash equivalents, end of year                    $ 15,793,919       $  14,718,103     $   9,716,786
                                                          ============       =============     =============
Non-cash investing activity:
  9.5% debenture received from HUD in exchange for
  the mortgage on Portervillage I Apartments              $  2,296,098                  --                --

Portion of debenture due to affiliate, AIM 84               (1,148,049)                 --                --
                                                          ============       =============     =============

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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner and the parent of AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         Reclassification
         ----------------
                  Certain amounts in the financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the 1998 presentation.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

                  As of December 31, 1998, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 29 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 11 years, on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the
         ability,   at  this  time,  to  hold  these  investments  to  maturity.
         Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

                  In connection with this classification, as of December 31, 1998 and 1997, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

                  As of December 31, 1998 and 1997, Investment in FHA-Insured Loans are recorded at amortized cost.

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

         Investment in FHA Debenture
         ---------------------------
                  From time to time, the Partnership assigns defaulted loans to HUD in order to collect the amount of delinquent principal and interest. HUD determines if the claim will be settled in cash or by the issuance of debentures. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of the debentures is 20 years and the rate is set based upon the rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever ever is greater. AIM 85 classifies its Investment in FHA Debentures as Available for Sale debt securities with changes in fair value recorded as an adjustment to equity and other comprehensive income.

         Cash and Cash Equivalents
         -------------------------
                  Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

         Income Taxes
         ------------
                  No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the personal responsibility of the Unitholders.

         Statements of Cash Flows
         ------------------------
                  No cash payments were made for interest expense during the years ended December 31, 1998, 1997 and 1996. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

         New Accounting Standards
         ------------------------
                  During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 was adopted by the Partnership on January 1, 1998. Unrealized gains and losses are reported in the equity section of the "Balance Sheet" as "accumulated other comprehensive income." The table below breaks out the adjustment to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting gain or loss reflected in the "Statements of Income and Comprehensive Income" (reclassification adjustments) and the portion of the adjustment that relates to those investments that were not disposed of during the period.

                                                                   1998              1997                1996
                                                                ----------        ----------          ----------
Reclassification adjustment for (gains) losses
  included in net income                                        (1,944,214)         (780,085)           (350,328)
Unrealized holding gains (losses) arising during
  the period                                                    (2,722,024)         3,329,972         (3,150,465)
                                                                ----------        -----------        -----------
Net adjustment to unrealized gains (losses) on mortgages        (4,666,238)         2,549,887         (3,500,793)
                                                                ----------       ------------        -----------

3.       TRANSACTIONS WITH RELATED PARTIES

         In addition to the related party transactions described in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1998, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.       TRANSACTIONS WITH RELATED PARTIES - Continued

                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                 Capacity in Which                   For the years ended December31,
Name of Recipient                   Served/Item                 1998               1997              1996
                           ----------------------------    ----------------    --------------    -------------
CRIIMI, Inc.               General Partner/Distribution          $1,691,257        $1,353,007       $1,102,994

AIM Acquisition            Advisor/Asset Management Fee           1,617,625         1,873,563        1,997,649
  Partners, L.P.(1)

CRIIMI MAE                 Affiliate of General Partner/             54,497            62,274           68,328
Management, Inc.             Expense Reimbursement

American Insured           Affiliate of Partnership/
  Mortgage Investors         Share of FHA Debenture               1,202,581                --               --
                             (see Footnote 6)

(1)      The Advisor,  pursuant to the Partnership Agreement,  effective October
         1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total
         Invested  Assets  (as  defined  in  the  Partnership  Agreement).   The
         sub-advisor to the Partnership  (the  Sub-advisor) is entitled to a fee equal to  0.28%  of Total  Invested  Assets  from  the  Advisors  Asset
         Management Fee. Of the amounts paid to the Advisor, CRIIMI MAE Services
         Limited  Partnership (CMSLP) earned a fee  equal  to  $476,800,
         $552,222  and $590,353  for the  years  ended  December  31,  1998,
         1997,  and 1996, respectively.  The limited  partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc.,  which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                As of December 31, 1998              As of December 31, 1997
                                               Amortized          Fair             Amortized          Fair
                                                  Cost            Value              Cost             Value
                                             -------------     ------------      ------------     ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities:
  Acquired insured mortgages                  $104,595,386     $110,253,225      $132,530,176     $142,822,793
  Originated insured mortgages                  16,899,484       16,738,030        17,017,276       16,887,282
                                              ------------     ------------      ------------     ------------
                                              $121,494,870     $126,991,255      $149,547,452     $159,710,075
                                              ============     ============      ============     ============
Investment in FHA-Insured Loans:
  Acquired insured mortgages                  $ 11,617,321     $ 14,087,092      $ 14,416,917     $ 17,432,816
  Originated insured mortgages                  12,818,519       12,747,524        12,928,572       13,431,769
                                              ------------     ------------      ------------     ------------
                                              $ 24,435,840     $ 26,834,616      $ 27,345,489     $ 30,864,585
                                              ============     ============      ============     ============

Cash and cash equivalents                     $ 15,793,919     $ 15,793,919      $ 14,718,103     $ 14,718,103
                                              ============     ============      ============     ============
Accrued interest receivable                   $  1,180,042     $  1,180,042      $  1,421,935     $  1,421,935
                                              ============     ============      ============     ============
Investment in FHA Debenture                   $  2,296,098     $  2,296,098                --               --
                                              ============     ============      ============     ============


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Investment in FHA-Insured Certificates, GNMA Mortgage-Backed
           Securities, FHA-Insured Loans and FHA Debentures
         ------------------------------------------------------------
                  The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         GNMA Mortgage-Backed Securities and Fully Insured FHA-
           Insured Certificates
         ------------------------------------------------------
         Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                         December 31,
                                                                 1998                    1997
                                                           ----------------         ----------------
Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities(1)                                    8                        9
    FHA-Insured Certificates(2)(3)(4)(5)                                 46                       55
    (6)(7)(8)(9)
  Amortized Cost                                               $104,595,386             $132,530,176
  Face Value                                                    108,690,257              137,674,964
  Fair Value                                                    110,253,225              142,822,793


Fully Insured Originated Insured:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,899,484             $ 17,017,276
  Face Value                                                     16,542,867               16,660,658
  Fair Value                                                     16,738,030               16,887,282


(1) In February 1998, the mortgage on Spanish Trace Apartments was prepaid. The Partnership received net proceeds of approximately $9.7 million, and recognized a loss of approximately $96,000 for the year ended December 31, 1998. A distribution of $0.77 per Unit related to this prepayment was declared in March 1998 and paid to Unitholders in May 1998.

(2) In April 1998, the mortgages on Isle of Pines Village Apartments and Emerald Green Apartments were prepaid. The Partnership received net proceeds of approximately $1.3 million and $1.1 million, respectively, and recognized gains of approximately $290,000 and $230,000, respectively, for the year ended December 31, 1998. A distribution of $0.19 per Unit related to this prepayment was declared in May 1998 and paid to Unitholders in August 1998.

(3) In May 1998, the mortgage on Stoney Brook Apartments was prepaid. The Partnership received net proceeds of approximately $1.5 million, and recognized a gain of approximately $338,000 for the year ended December 31, 1998. A distribution of $0.12 per Unit related to this prepayment was declared in June 1998 and paid to Unitholders in August 1998.

(4)      In July 1998,  the  mortgage on Amador  Residential  was  prepaid.  The
         Partnership received net proceeds of approximately $1.4 million, and recognized a gain of approximately $64,000 for the year ended December 31, 1998. A distribution of $0.11 per Unit related to this prepayment was declared in July 1998 and paid to Unitholders in November 1998.

(5) In August 1998, the mortgage on Bentgrass Hills Apartments was prepaid. The Partnership received net proceeds of approximately $238,000, and recognized a gain of approximately $54,000 for the year ended December 31, 1998. A distribution of $0.02 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

(6) In October 1998, the mortgage on Northdale Commons was prepaid. The Partnership received net proceeds of approximately $718,000, and recognized a gain of approximately $24,000 for the year ended December 31, 1998. A distribution of $0.06 per Unit related to this prepayment was declared in November 1998 and paid to Unitholders in February 1999.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued


(7)      In  November  1998,  the  mortgage  on Cedar  Bluff  was  prepaid.  The
         Partnership received net proceeds of approximately $4.6 million, and recognized a gain of approximately $170,000 for the year ended December 31, 1998. A distribution of $0.36 per Unit related to this prepayment was declared in December 1998 and paid to Unitholders in February 1999.

(8) In November 1998, the mortgage on Wayland Health Center was prepaid. The Partnership received net proceeds of approximately $7.3 million, and recognized a gain of approximately $9,000 for the year ended December 31, 1998. A distribution of $0.58 per Unit related to this prepayment was declared in December 1998 and paid to Unitholders in February 1999.

(9) In December 1998, the mortgage on Gamel & Gamel Apartments (Brown Gable Apartments) was prepaid. The Partnership received net proceeds of approximately $703,000, and recognized a gain of approximately $36,000 for the year ended December 31, 1998. A distribution of $0.06 per Unit related to this prepayment was declared in February 1999 and is expected to be paid to Unitholders in May 1999.

         As of March 26, 1999, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Woodland Villas and Quail Creek Apartments. These mortgages are delinquent with respect to the January 1999 payment. The Partnership does not anticipate problems regarding the collection of these payments.

         In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $76,991, $51,457 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.       INVESTMENT IN FHA-INSURED LOANS

         Fully Insured FHA-Insured Loans
         -------------------------------
                  Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

                                                                          December 31,
                                                                 1998                     1997
                                                           ----------------         ----------------
Fully Insured Acquired Insured:
  Number of Loans(1)(2)                                                  10                       12
  Amortized Cost                                               $ 11,617,321             $ 14,416,917
  Face Value                                                     14,068,282               17,165,551
  Fair Value                                                     14,087,092               17,432,816

Fully Insured Originated Insured:
  Number of Loans                                                         3                        3
  Amortized Cost                                               $ 12,818,519             $ 12,928,572
  Face Value                                                     12,488,890               12,589,214
  Fair Value                                                     12,747,524               13,431,769


(1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage was owned 50% by AIM 85 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors (AIM 84). The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July
         1. The Partnership recognized a gain of approximately $200,000 on the assignment of this loan for the year ended December 31, 1998. In January 1999, proceeds of approximately $2.4 million, including accrued interest of approximately $109,000, were received upon redemption of these debentures, of which approximately $1.2 million were due to the Partnership. Accordingly, a distribution of $0.10 per Unit related to this assignment was declared in January 1999 and is expected to be paid to Unitholders in May 1999.

(2) In August 1998, the mortgage on Continental Village was prepaid. The Partnership received net proceeds of approximately $1.8 million, and recognized a gain of approximately $84,000 for the year ended December 31, 1998. A distribution of approximately $0.14 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

                  As of March 26, 1999, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $34,553, $37,766 and
         $42,417, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                       1998                     1997             1996
                                                     ----------            -----------       ----------
Quarter ended March 31,                              $  1.07(1)             $ 0.39(5)           0.33
Quarter ended June 30,                                  0.58(2)               0.30              0.64(8)
Quarter ended September 30,                             0.53(3)               0.84(6)           0.43(9)
Quarter ended December 31,                              1.27(4)               1.23(7)           0.85(10)
                                                      ------                ------            ------
                                                      $ 3.45                $ 2.76            $ 2.25
                                                      ======                ======            ======

(1) This amount includes approximately $0.77 per Unit representing net proceeds from the prepayment of the mortgage on Spanish Trace Apartments.
(2) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Isle of Pines Village Apartments, Emerald Green Apartments, and Stoney Brook Apartments.
(3) This amount includes approximately $0.27 per Unit representing net proceeds from the prepayment of the mortgages on Amador Residential, Continental Village, and Bentgrass Hills Apartments.
(4) The amount includes approximately $1.00 per Unit representing net proceeds from the prepayment of the mortgages on Northdale Commons, Cedar Bluff, and Wayland Health Center.
(5) This amount includes approximately $0.07 per Unit from the disposition of the following mortgages: net proceeds from the assignment of the mortgage on Meadow Park Apartments I of $0.05 per Unit and net proceeds from the prepayment of the mortgage on Security Apartments of $0.02 per Unit.
(6) This amount includes approximately $0.54 per Unit from the following mortgages: final settlement of the mortgage on Pine Tree Lodge of $0.02 per Unit and net proceeds from the prepayment of the mortgage on Peachtree Place North of $0.52 per Unit.
(7) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Ashford Place Apartments, Fleetwood Village Apartments, Silverwood Village Apartments and Maryland Meadows.
(8) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Harbor View Estates, Bear Creek Apartments II, and Cambridge Arms Apartments.
(9) This amount includes approximately $0.10 per Unit representing net proceeds from the assignment of the mortgage on Woodland Village Apartments.
(10) This amount includes approximately $0.51 per Unit representing net proceeds from the prepayment of the mortgage on Westlake Village. In addition, it includes approximately $0.01 per Unit representing net proceeds from the modification of mortgage on Oak Forest Apartments II and the partial prepayment of the mortgage on Cambridge Arms Apartments.

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

9.       PARTNERS' EQUITY

         Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 12,079,389 Units were issued for an aggregate capital contribution of $241,587,780. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS


10.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                  (In Thousands, Except Per Unit Data)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, 1997 and 1996.

                                                                           1998
                                                                       Quarter ended
                                           March 31             June 30         September 30      December 31
                                          -----------          ----------    ----------------- ----------------
Income                                     $    3,859            $  3,751    $           3,521 $          3,613
Net gains from mortgage
  dispositions                                    104                 858                  202              239
Net earnings                                    3,400               4,055                3,236            3,202
Net earnings per Limited
  Partnership Unit - Basic                       0.27                0.32                 0.26             0.26


                                                                          1997
                                                                      Quarter ended
                                           March 31             June 30         September 30      December 31
                                         ------------          ----------    ----------------- ----------------
Income                                    $     4,274           $   4,318    $           4,123 $          4,046
Net gains from mortgage
  dispositions                                    205                  --                   --              703
Net earnings                                    3,848               3,675                3,480            4,134
Net earnings per Limited
  Partnership Unit - Basic                       0.31                0.29                 0.28             0.32


                                                                          1996
                                                                      Quarter ended
                                           March 31             June 30         September 30      December 31
                                         ------------          ----------    ----------------- ----------------
Income                                    $     4,612           $   4,529     $          4,447 $          4,355
Net gains (losses) from
  mortgage dispositions                            (1)                556                  (40)               7
Net earnings                                    3,928               4,417                3,790            3,654
Net earnings per Limited
  Partnership Unit - Basic                       0.31                0.35                 0.30             0.30


             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value)
The Executive House
 Dayton, Ohio                      8/21             12/01             7.5%   $     857,103   $      858,310     $    78,855(4)
Walnut Apartments
  La Puente, California            3/20             11/01             7.5%       2,619,224        2,623,565         248,862(4)
Woodland Hills Apartments
  Auburn, Alabama                 10/19              6/99             7.5%         708,850          710,082          68,044(4)
Fairlawn II
  Waterbury, Connecticut           6/20              5/00             7.5%         780,931          782,156          73,364(4)
Willow Dayton
  Chicago, Illinois                8/19             12/00             7.5%       1,041,829        1,043,598          99,489(4)
Cedar Ridge Apartments
  Richton Park, Illinois           4/20              2/01             7.5%       2,787,488        2,791,930         262,699(4)
Park Hill Apartments
  Lexington, Kentucky              3/19              3/00             7.5%       1,804,728        1,807,916         173,845(4)
Fairfax House
  Buffalo, New York               11/19              5/00             7.5%       2,206,092        2,209,748         209,608(4)
Country Club Terrace Apt.
  Holidaysburg, Pennsylvania       8/19              6/00             7.5%       1,492,624        1,495,157         142,537(4)
Summit Square Manor
  Rochester, Minnesota             8/19              5/99             7.5%       1,963,118        1,966,450         187,467(4)
Park Place
 Rochester, Minnesota              3/20             10/99             7.5%         777,327          778,626          73,980(4)


             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Nevada Hills Apartments
  Reno, Nevada                     2/21             8/00              7.5%     1,189,021         1,190,774               110,345(4)
Colony West Apartments
  Chico, California                7/20            12/00              7.5%       664,906           665,941                62,365(6)
Dunhaven Apartments Section I
  Baltimore County, Maryland       1/20            12/99              7.5%       923,228           924,734                87,429(6)
Kings Villa/Discovery Commons
  Sacramento, California           7/19            11/99              7.5%     1,112,457         1,114,360               106,414(6)
Steeplechase Apartments
  Aiken, South Carolina            9/18             8/98              7.5%       520,954           521,936                50,921(6)
Walnut Hills Apartments
  Plainfield, Indiana              9/19             3/00              7.5%       500,278           501,120                47,692(6)
Woodland Villas
  Jasper, Alabama                  8/19             3/00              7.5%       319,060           319,601                30,468(6)
Ashley Oaks Apartments
  Carrollton, Georgia              3/22             4/02              7.5%       573,876           574,642                52,292(7)
Highland Oaks Apartments,
  Phase III
  Wichita Falls, Texas             2/21             4/02              7.5%       967,000           968,426                89,741(7)
Holden Court Apartments
  Seattle, Washington             12/21             4/02              7.5%       223,663           223,966                20,435(7)
Magnolia Place Apartments
  Franklin, Tennessee              5/20             4/02              7.5%       327,381           327,898                30,804(7)



             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Quail Creek Apartments
  Howell, Michigan                 5/20             4/02              7.5%       548,095           548,962                51,572(7)
Rainbow Terrace Apartments
  Milwaukee, Wisconsin             7/22             4/02              7.5%       326,347           326,770                29,581(7)
Rock Glen Apartments
  Baltimore, Maryland              1/22             4/02              7.5%     1,087,649         1,089,123                99,375(7)
Stonebridge Apartments, Phase I
  Montgomery, Alabama              4/20             4/02              7.5%     1,051,813         1,053,489                99,125(7)
Village Knoll Apartments
  Harrisburg, Pennsylvania         4/20             4/02              7.5%     1,092,031         1,093,771               102,914(7)
Bowling Brook, Section 1
  Towson, Maryland                 5/30              N/A             8.50%    11,917,371        12,162,230             1,090,128
Executive Tower
  Toledo, Ohio                     3/27              N/A             8.75%     2,874,160         2,933,651               275,283
New Castle Apartments
  Austin, Texas                    3/18              N/A             8.75%     2,033,495         2,077,643               219,143
Lincoln Green
  Burrillville, Rhode Island       6/33              N/A            10.25%     3,124,094         3,281,152               330,066
Turtle Creek Apartments
  San Antonio, Texas               4/16              N/A             8.95%     1,651,255         1,687,723               188,596
Sangnok Villa
  Los Angeles, California          1/30              N/A            10.25%       904,714           950,305                96,825
The Meadows of Livonia
  Livonia, Michigan                9/34              N/A            10.00%     6,442,329         6,637,494               627,836



             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Eaglewood Villa Apartments
  Springfield, Ohio              2/27              N/A            8.875%      2,733,643           2,790,180              264,707
Gold Key Village Apartments
  Englewood, Ohio                6/27              N/A             9.00%      2,888,491           2,948,122              282,030
Stafford Towers
  Baltimore, Maryland            8/16              N/A             9.50%        360,872             372,407               42,613
Garden Court Apartments
  Lexington, Kentucky            8/27              N/A             8.60%      1,175,490           1,199,801              110,583
Northwood Place
  Meridian, Mississippi          6/34              N/A             8.75%      4,500,755           4,592,358              412,635
Cheswick Apartments
  Indianapolis, Indiana          9/27              N/A             8.75%      3,102,197           3,166,291              295,736
Nassau Apartments
  New Orleans, Louisiana        11/27              N/A             8.63%        872,426             890,456               82,139
The Gate House Apartments
  Lexington, Kentucky            2/28              N/A             8.55%      2,829,559           2,888,021              264,092
Bradley Road Nursing
  Bay Village, Ohio              5/34              N/A            8.875%      2,517,551           2,568,769              233,708
Franklin Plaza
  Cleveland, Ohio                5/23              N/A            8.175%      5,313,176           5,318,873              503,183
Heritage Heights Apartments
  Harrison, Arizona              4/32              N/A             9.50%        416,171             428,808               41,313


             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Pleasant View Nursing Home
  Union, New Jersey              6/29              N/A             7.75%       7,508,916          7,513,997               643,312
                                                                             -----------     --------------
  Total FHA-Insured Certificates -
    Acquired Insured Mortgages,
    carried at fair value                                                     91,633,738         92,921,332
                                                                             -----------     --------------
GNMA Mortgage-Backed Securities
  (carried at fair value)
Pine Tree Lodge
  Pasadena, Texas               12/33              N/A             9.50%       2,021,248          2,021,858               194,348
Stone Hedge Village Apts.
  Farmington, New York          11/27              N/A             7.00%       1,807,780          1,841,023               143,352
Afton Square Apartments
  Portsmouth, Virginia          12/28              N/A             7.25%       1,059,738          1,079,125                81,520
Carlisle Apartments
  Houston, Texas                12/28              N/A            7.125%       2,117,283          2,156,060               166,018
Independence Park
  Largo, Florida                 9/29              N/A             7.75%       3,987,849          4,060,323               330,993
Ridgecrest Timbers
  Portland, Oregon              12/28              N/A             7.25%       1,542,731          1,570,953               120,989


             AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at fair value) - Continued

Huntington Apartments
  Concord, North Carolina       12/29              N/A             7.25%       2,939,579           2,993,339            233,288
Northwood Apartments
  Mockville, North Carolina     12/29              N/A             7.25%       1,580,311           1,609,212            125,415
                                                                             -----------     ---------------
    Total GNMA Mortgage-Backed
      Securities                                                              17,056,519          17,331,893
                                                                             -----------     ---------------
    Total investment in Acquired
      Insured Mortgages, carried
      at fair value                                                          108,690,257         110,253,225
                                                                             -----------     ---------------



              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ORIGINATED INSURED MORTGAGES
----------------------------
GNMA Mortgage-Backed Security
  (carried at fair value)
Oak Forest Apartments II
  Ocoee, Florida                12/31            11/09             8.25%      10,565,903        10,757,070               840,359
FHA-Insured Certificate
  (carried at fair value)
Waterford Green Apartments
  South St. Paul, Minnesota(11) 11/30            12/04             8.50%       5,976,964         5,980,960               481,564
                                                                             -----------     -------------
    Total investment in Originated Insured
      Mortgages, carried at fair value                                        16,542,867        16,738,030
                                                                             -----------     -------------
    Total investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities                                    125,233,124       126,991,255
                                                                             -----------     -------------

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)
Bay Pointe Apartments
  Lafayette, Indiana            2/23            11/00              7.5%        2,038,674          1,688,629              185,272(8)
Baypoint Shoreline Apartments
  Duluth, Minnesota             1/22             8/00              7.5%          962,790            794,753               87,967(8)
Berryhill Apartments
  Grass Valley, California      1/21             8/99              7.5%        1,247,019          1,032,320              115,899(8)
Brougham Estates II
  Kansas City, Kansas          11/22             8/00              7.5%        2,560,054          2,107,404              230,860(8)
College Green Apartments
  Wilmington, North Carolina    3/23             6/01              7.5%        1,375,840          1,131,782              123,455(8)
Fox Run Apartments
  Dothan, Alabama              10/19            12/97              7.5%        1,219,703          1,014,176              116,242(8)
Kaynorth Apartments
  Lansing, Michigan             4/23             3/01              7.5%        1,866,941          1,535,231              167,318(8)
Lakeside Apartments
  Bennettsville, South Carolina 1/22             3/01              7.5%          386,387            319,254               35,303(8)
Town Park Apartments
  Rockingham, North Carolina   10/22             6/01              7.5%          628,194            517,746               56,755(8)


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates
  (carried at amortized cost)(2) - Continued

Westbrook Apartments
  Kokomo, Indiana              11/22            12/00              7.5%        1,782,680          1,476,026            163,177(8)
                                                                             -----------     --------------
    Total investment in Acquired
      Insured Mortgages, carried
        at amortized cost                                                     14,068,282         11,617,321
                                                                             -----------     --------------
ORIGINATED INSURED MORTGAGES
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
  (carried at amortized cost)(2) - Continued
Cobblestone Apartments
  Fayetteville, North Carolina  3/28            12/02             8.50%        4,983,313          5,130,821            462,703



              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                            Interest            Face              Net            Annual Payment
                                Maturity         Put         Rate on          Value of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)     Mortgage(5)(9)    Mortgage        (3)(11)(12)        Interest) (9)(10)
-------------------------      ---------       --------     --------------   -----------     --------------      ----------------
Longleaf Lodge
  Hoover, Alabama                 7/26               --             8.25%      3,072,241          3,110,518               282,958
The Plantation
  Greenville, North Carolina      4/28             4/03             8.25%      4,433,336          4,577,180               402,046
                                                                            ------------     --------------
  Total investment in Originated
    Insured Mortgages, carried at
      amortized cost                                                          12,488,890         12,818,519
                                                                            ------------     --------------
  Total investment in FHA-Insured Loans                                       26,557,172         24,435,840
                                                                            ------------     --------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                     $151,790,296     $  151,427,095
                                                                            ============     ==============


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998

(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign an Insured Mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement, if the Insured Mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefore, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of a mortgage sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

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

(7) In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 200/341 and 101/341, respectively, in a pool of 12 FHA-insured mortgages. In October 1987, the Partnership sold undivided fractional interests of 200/341 in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 101/341, or approximately 29.6%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's share of these items as if an undivided interest in each mortgage was acquired.

(8) These amounts represent the Partnership's 50% interest in these mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors, an affiliate of the Partnership.

(9) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $111,544, $89,223 and $42,417, respectively, from the Participations.

(10) Principal and interest are payable at level amounts over the life of the mortgages.

(11) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 1998 and 1997, is as follows:


                                                                                1998                  1997
                                                                            ------------          ------------
         Beginning balance                                                  $187,055,564          $204,192,966

           Principal receipts on mortgages                                    (1,322,056)           (1,598,933)

           Proceeds from disposition of Mortgages                            (31,043,325)(1)       (18,996,279)

           Net gains on mortgage dispositions/modifications                    1,403,150               907,923

           Decrease (increase) in unrealized losses on investment in
             Insured Mortgages                                                   (77,109)              783,102

           Increase (decrease) in unrealized gains on investment in
             Insured Mortgages                                                (4,589,129)            1,766,785
                                                                            ------------          ------------
         Ending balance                                                     $151,427,095          $187,055,564
                                                                            ============          ============

(1) This amount represents cash proceeds of $29,895,275 (as reflected in the "Statement of Cash Flows") and non-cash proceeds of $1,148,050.


(12) As of December 31, 1998 and 1997, the tax basis of the Insured Mortgages was approximately $143.5 million and $174.4 million, respectively.