Form 10-Q
period 1999-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1999-05-17
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                  March 31, 1999
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



                                  (301) 816-2300
        ----------------------------------------------------------------
                (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                     ----     ----
         As of March 31, 1999, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                 Page
                                                                 ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited)
                    and December 31, 1998........................  3

                  Statements of Income and Comprehensive Income -
                    for the three months ended March 31, 1999
                    and 1998 (unaudited) ........................   4

                  Statement of Changes in Partners' Equity -
                    for the three months ended March 31,
                    1999 (unaudited).............................   5

                  Statements of Cash Flows - for the three
                    months ended March 31, 1999 and
                    1998 (unaudited).............................   6

                  Notes to Financial Statements (unaudited)......   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations................................  13

Item 2A.          Qualitative and Quantitative Disclosures about
                    Market Risk..................................  17

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...............  18

Signature         ...............................................  19

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.



                                 BALANCE SHEETS

                                                                             March 31,                 December 31,
                                                                                1999                       1998
                                                                            ------------               -----------
                                                                            (unaudited)

                                                         ASSETS
Investment in FHA-Insured Certificates and GNMA Mortgage- Backed Securities,  at
  fair value:
    Acquired insured mortgages                                              $109,022,291               $110,253,225
    Originated insured mortgages                                              16,563,683                 16,738,030
                                                                            ------------               ------------
                                                                             125,585,974                126,991,255
                                                                            ------------               ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                                                11,584,952                 11,617,321
    Originated insured mortgages                                              12,789,597                 12,818,519
                                                                            ------------               ------------
                                                                              24,374,549                 24,435,840

Cash and cash equivalents                                                      4,505,783                 15,793,919

Investment in FHA debentures                                                          --                  2,296,098

Receivables and other assets                                                   1,231,308                  1,453,292
                                                                            ------------               ------------
     Total assets                                                           $155,697,614               $170,970,404
                                                                            ============               ============

                                            LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                       $  5,027,893               $ 15,963,562

Accounts payable and accrued expenses                                            567,967                    184,236

Due to affiliate                                                                  45,631                  1,279,178
                                                                            ------------               ------------
     Total liabilities                                                         5,641,491                 17,426,976
                                                                            ------------               ------------
Partners' equity:
  Limited partners' equity, 15,000,000 units authorized,
    12,079,514 units issued and outstanding                                  149,450,204                151,721,136
  General partner's deficit                                                   (3,766,254)                (3,674,093)
  Accumulated other comprehensive income                                       4,372,173                  5,496,385
                                                                            ------------               ------------
     Total partners' equity                                                  150,056,123                153,543,428
                                                                            ------------               ------------
     Total liabilities and partners' equity                                 $155,697,614               $170,970,404
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)


                                                                       For the three months ended
                                                                                  March 31,
                                                                   ---------------------------------
                                                                        1999                 1998
                                                                   -------------       -------------
Income:
  Mortgage investment income                                       $   3,117,539        $  3,705,898
  Interest and other income                                               48,394             153,206
                                                                   -------------        ------------
                                                                       3,165,933           3,859,104

Expenses:
  Asset management fee to
   related parties                                                       361,907             418,102
General and administrative                                               139,226             144,453
                                                                   -------------        ------------
                                                                         501,133             562,555
                                                                   -------------        ------------

Net earnings before gains on
   mortgage dispositions                                               2,664,800           3,296,549

Net gains on mortgage dispositions                                            --             103,812
                                                                   -------------        ------------

Net earnings                                                       $   2,664,800        $  3,400,361
                                                                   =============        ============
Other comprehensive income                                            (1,124,212)            626,675
                                                                   -------------        ------------
Comprehensive income                                               $   1,540,588        $  4,027,036
                                                                   -------------        ------------

Net earnings allocated to:
  Limited partners - 96.1%                                         $   2,560,873        $  3,267,747
  General partner -   3.9%                                               103,927             132,614
                                                                   -------------        ------------
                                                                   $   2,664,800        $  3,400,361
                                                                   =============        ============

Net earnings per Unit of limited
  partnership interest - Basic                                     $        0.21        $       0.27
                                                                   =============        ============



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1999

                                   (Unaudited)


                                                                                  Accumulated
                                                                                      Other
                                               General            Limited        Comprehensive
                                               Partner            Partner            Income            Total
                                             -----------        ------------     -------------     --------------

Balance, December 31, 1998                   $(3,674,093)       $151,721,136     $   5,496,385      $ 153,543,428

  Net earnings                                   103,927           2,560,873                --          2,664,800

  Adjustment to unrealized
    losses on investments in
    in insured mortgages                              --                  --        (1,124,212)        (1,124,212)

  Distributions paid or accrued
    of $0.40 per Unit, including
    return of capital of $0.19                  (196,088)        (4,831,805)                --         (5,027,893)
                                             -----------      -------------     --------------      -------------

Balance, March 31, 1999                      $(3,766,254)     $ 149,450,204        $ 4,372,173      $ 150,056,123
                                             ============     =============      =============      =============

Limited Partnership Units outstanding -
  basic, as of March 31, 1999                                    12,079,514
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            For the three months ended March 31,
                                                                                   1999             1998
                                                                              ------------     -------------
Cash flows from operating activities:
  Net earnings                                                                $  2,664,800     $   3,400,361
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Net gain on mortgage dispositions                                                   --          (103,812)
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable and
        accrued expenses and due to affiliate                                      298,233          (103,394)
      Decrease in receivables and other assets                                     221,984           250,496
                                                                              ------------     -------------
        Net cash provided by operating activities                                3,185,017         3,443,651
                                                                              ------------     -------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                             342,360           337,939
  Proceeds from mortgage dispositions                                                   --         9,676,521
  Proceeds from redemption of debenture                                          2,296,098                --
  Debenture proceeds due to affiliate                                           (1,148,049)               --
                                                                              ------------     -------------
        Net cash provided by investing activities                                1,490,409        10,014,460
                                                                              ------------     -------------
Cash flows from financing activities:
  Distributions paid to partners                                               (15,963,562)      (15,460,772)
                                                                              ------------     -------------
        Net cash used in financing activities                                  (15,963,562)      (15,460,772)
                                                                              ------------     -------------
Net decrease in cash and cash equivalents                                      (11,288,136)       (2,002,661)

Cash and cash equivalents, beginning of period                                  15,793,919        14,718,103
                                                                              ------------     -------------
Cash and cash equivalents, end of period                                      $  4,505,783     $  12,715,442
                                                                              ============     =============
Non cash investing activity:
9.5% debenture received from HUD in exchange
   for the mortgage on Porter Village I Apartments                            $         --     $   2,296,098
Portion of debenture due to affiliate, AIM 84                                           --        (1,148,049)


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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

Comprehensive Income
--------------------
         Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income."

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES
         Fully Insured Mortgage Investments
         ----------------------------------
                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

                                                             March 31,               December 31,
                                                               1999                      1998
                                                          -----------------        -----------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities(1)(2)                                 8                        8
    FHA-Insured Certificates                                             46                       46
  Amortized Cost                                               $104,345,147             $104,595,386
  Face Value                                                    108,389,167              108,690,257
  Fair Value                                                    109,022,291              110,253,225

Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,868,654             $ 16,899,484
  Face Value                                                     16,512,037               16,542,867
  Fair Value                                                     16,563,683               16,738,030

         (1) In April 1999, the mortgage on Nassau Apartments was prepaid. The Partnership received net proceeds of approximately $866,000 and expects to recognize a loss of approximately $10,000. The Partnership expects to distribute approximately $0.07 per Unit in August 1999, related to the prepayment of this mortgage.

         (2) In April 1999, the mortgages on Walnut Apartments and Kings Villa/Discovery Commons were prepaid. The Partnership received net proceeds, from the two mortgages, of approximately $3.7 million and expects to recognize an aggregate gain of approximately $593,000. The Partnership expects to distribute approximately $0.30 per Unit related to the prepayment of these mortgages in August 1999.

                As of May 3, 1999, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Country Club Terrace Apartments and Quail Creek Apartments which are delinquent with respect to the March 1999 payment of principal and interest.

      AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.       INVESTMENT IN FHA-INSURED LOANS

         Fully Insured FHA-Insured Loans
         -------------------------------
                Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

                                                              March 31,              December 31,
                                                                 1999                    1998
                                                          -----------------        -----------------
  Fully Insured Acquired:
    Number of Loans                                                      10                       10
    Amortized Cost                                             $ 11,584,952             $ 11,617,321
    Face Value                                                   14,011,145               14,068,282
    Fair Value                                                   14,030,310               14,087,092

  Fully Insured Originated:
    Number of Loans                                                       3                        3
    Amortized Cost                                             $ 12,789,597             $ 12,818,519
    Face Value                                                   12,462,479               12,488,890
    Fair Value                                                   12,596,058               12,747,524


                  As of May 3, 1999, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 1999 and 1998, the Partnership received additional interest of $0 and $34,553, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1999 and 1998 are as follows:

                                             1999                      1998
                                           --------                  --------
         Quarter ended March 31,           $ 0.40(1)(2)              $ 1.07(3)
                                           ------                    ------
                                           $ 0.40                    $ 1.07
                                           ======                    ======

(1) This amount includes approximately $0.06 per Unit representing net proceeds from the prepayment of the mortgage on Gamel & Gamel Apartments (Brown Gable Apartments).

(2) This amount includes approximately $0.10 per Unit representing net proceeds received from the redemption of the FHA debenture. During the first quarter of 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors (AIM 84), approximately $1.1 million of the debenture proceeds was paid to AIM 84.

(3) This amount includes approximately $0.77 per Unit representing net proceeds from the prepayment of the mortgage on Spanish Trace Apartments.


         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES


         The General Partner and certain affiliated entities, during the three months ended March 31, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                         For the three months
                          Capacity in Which                               ended  March 31,
Name of Recipient            Served/Item                                  1999          1998
-----------------       ----------------------                        -----------   ----------
CRIIMI, Inc.          General Partner/Distribution                    $   196,088   $  524,535

AIM Acquisition       Advisor/Asset Management Fee                        361,907      418,102
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/                         7,443       16,183
Management, Inc.        Expense Reimbursement


(1) The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $106,674 and $123,236 for the three months ended March 31, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S.
         Bankruptcy Code.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, for a more detailed discussion of such risks and uncertainties.

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

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of May 10, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued


         The Year 2000 issue may also affect the General Partner's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CMSLP currently services approximately 21% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its organizational compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by mid 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

General
-------
         As of March 31, 1999, the Partnership had invested in 69 Insured Mortgages with an aggregate amortized cost of approximately $145.6 million, an aggregate face value of approximately $151.4 million and an aggregate fair value of approximately $152.2 million, as discussed below.

         In April 1999, the mortgages on Nassau Apartments, Walnut Apartments, and King Villa/Discovery Commons were prepaid. The Partnership received aggregate net proceeds of approximately $4.6 million and expects to recognize an aggregate net gain of approximately $583,000. The Partnership expects to distribute approximately $0.37 per Unit in August 1999, related to the prepayment of these mortgages.

         As of May 3, 1999, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Country Club Terrace Apartments and Quail Creek Apartments, which are delinquent with respect to the March 1999 payment of principal and interest.

Results of Operations
---------------------
         Net earnings for the three months ended March 31, 1999 decreased as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income as a result of the disposition of eight mortgages since April 1998, and due to a decrease in net gains from mortgage dispositions as discussed below.

         Interest and other income decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the timing of temporary investment of proceeds received from the disposition of mortgages, prior to distribution.

         Asset management fees decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily from the reduction in the mortgage asset base.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued


         Net gains on mortgage dispositions decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998. No gains or losses on mortgage dispositions were recognized for the first three months of 1999. During the first three months of 1998, the Partnership recognized a gain of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments and recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments. During the first quarter of 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on
Portervillage I Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors (AIM 84), approximately $1.1 million of the debenture proceeds was paid to AIM 84.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1999 to meet operating requirements.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

         Net cash provided by operating activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in earnings before mortgage dispositions as it relates to the reduction in mortgage base.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

         Net cash provided by investing activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998. This decrease is primarily due to a decrease in proceeds received from the disposition of mortgages and a decrease in debenture proceeds due to affiliate, as discussed previously. This decrease was offset by an increase in proceeds from redemption of debenture, as discussed previously.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., and affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filing could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

         Management has determined that there has not been a material change as of March 31, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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


/s/ May 17, 1999                                     /s/ Cynthia O. Azzara
-------------------                                  -------------------------
DATE                                                 Cynthia O. Azzara
                                                       Principal Financial and
                                                       Accounting Officer