Form 10-Q
period 1999-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1999-08-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                  June 30, 1999
                                       --------------

Commission file number                    1-11059
                                       ---------------

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
                (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
         As of June 30, 1999, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED June 30, 1999

                                                                 Page
                                                                 ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - June 30, 1999 (unaudited)
                    and December 31, 1998.......................   3

                  Statements of Income and Comprehensive Income -
                    for the three and six months ended June 30,
                    1999 and 1998 (unaudited) ..................   4

                  Statement of Changes in Partners' Equity -
                    for the six months ended June 30, 1999
                    (unaudited).................................   5

                  Statements of Cash Flows - for the six
                    months ended June 30, 1999 and
                    1998 (unaudited)............................   6

                  Notes to Financial Statements (unaudited).....   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations...............................  14

Item 2A.          Qualitative and Quantitative Disclosures about
                    Market Risk.................................  19

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K..............  20

Signature         ..............................................  21

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.



                                 BALANCE SHEETS

                                                                           June 30,              December 31,
                                                                            1999                    1998
                                                                        ---------------        --------------
                                                                          (unaudited)

                                                         ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
    Acquired insured mortgages                                           $ 102,165,617          $ 110,253,225
    Originated insured mortgages                                            16,318,808             16,738,030
                                                                         --------------         -------------
                                                                           118,484,425            126,991,255
                                                                         --------------         -------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
    Acquired insured mortgages                                              11,551,772             11,617,321
    Originated insured mortgages                                            12,760,088             12,818,519
                                                                         --------------         --------------
                                                                            24,311,860             24,435,840

Cash and cash equivalents                                                    7,234,174             15,793,919

Investment in FHA debentures                                                        --              2,296,098

Receivables and other assets                                                 1,137,651              1,453,292
                                                                         --------------         --------------
     Total assets                                                        $ 151,168,110          $ 170,970,404
                                                                         ==============         ==============

                                            LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                    $   8,170,327          $  15,963,562

Accounts payable and accrued expenses                                          176,095                184,236

Due to affiliate                                                                    --              1,279,178
                                                                         --------------         --------------
     Total liabilities                                                        8,346,422            17,426,976
                                                                         ---------------        --------------
Partners' equity:
  Limited partners' equity, 15,000,000 units authorized,
    12,079,514 units issued and outstanding                                  144,762,510          151,721,136
  General partner's deficit                                                   (3,956,493)          (3,674,093)
  Accumulated other comprehensive income                                       2,015,671            5,496,385
                                                                         ---------------        --------------
     Total partners' equity                                                  142,821,688          153,543,428
                                                                         ---------------        --------------
     Total liabilities and partners' equity                              $   151,168,110        $ 170,970,404
                                                                         ===============        ==============

                                  The accompanying notes are an integral part
                                          of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)


                                                      For the three months ended             For the six months ended
                                                                June 30,                              June 30,
                                                      ---------------------------           -------------------------
                                                          1999          1998                   1999          1998
                                                      ------------  -------------           -----------   ------------
Income:
  Mortgage investment income                           $ 3,084,695   $ 3,533,125             $ 6,202,234   $ 7,239,023
  Interest and other income                                 37,689       218,085                  86,083       371,291
                                                       ------------  ------------           -------------  ------------
                                                         3,122,384     3,751,210               6,288,317     7,610,314

Expenses:
  Asset management fee to
    related parties                                        353,668       405,959                 715,575       824,061
  General and administrative                               127,101       147,924                 266,327       292,377
                                                       ------------  ------------           -------------  ------------
                                                           480,769       553,883                 981,902     1,116,438
                                                       ------------  ------------           -------------  ------------

Net earnings before gains on
  mortgage dispositions                                  2,641,615     3,197,327               5,306,415     6,493,876

Net gains on mortgage dispositions                          650,781      857,977                 650,781       961,789
                                                       ------------  ------------           -------------  ------------

Net earnings                                           $ 3,292,396   $ 4,055,304             $ 5,957,196   $ 7,455,665
                                                       ============  ============           ============   ============
Other comprehensive income                              (2,356,502)   (1,858,183)             (3,480,714)   (1,231,508)
                                                       ------------  ------------           -------------  ------------
Comprehensive income                                   $   935,894   $ 2,197,121            $ 2,476,482    $ 6,224,157
                                                       ------------  ------------           -------------  ------------

Net earnings allocated to:
  Limited partners - 96.1%                             $ 3,163,993   $ 3,897,147            $ 5,724,865    $ 7,164,894
  General partner - 3.9%                                   128,403       158,157                232,331        290,771
                                                       ------------  ------------          -------------   ------------
                                                       $ 3,292,396   $ 4,055,304            $ 5,957,196    $ 7,455,665
                                                       ============  ============          =============   ============

Net earnings per Unit of limited
  Partnership interest - Basic                         $      0.26   $      0.32            $      0.47    $      0.59
                                                       ============  ============          =============   ============




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                   For the six months ended June 30, 1999

                                  (Unaudited)

                                                                                     Accumulated
                                                                                         Other
                                              General              Limited           Comprehensive
                                              Partner              Partner               Income             Total
                                          ________________      _______________      _______________    ______________

Balance, December 31, 1998                 $   (3,674,093)       $  151,721,136       $   5,496,385      $ 153,543,428

  Net Earnings                                    232,331             5,724,865                  --          5,957,196

  Adjustment to unrealized
    losses on investments in
    in insured mortgages                               --                    --          (3,480,714)        (3,480,714)

  Distributions paid or accrued
    of $1.05 per Unit, including
    return of capital of $0.58                   (514,731)          (12,683,491)                 --        (13,198,222)
                                          -----------------     ----------------     ----------------   ----------------
Balance, June 30, 1999                     $   (3,956,493)       $  144,762,510       $   2,015,671        142,821,688
                                          =================     ================     ================   ================
Limited Partnership Units outstanding -                              12,079,514
  basic, as of June 30, 1999                                    ================




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                           For the six months ended June 30,
                                                                               1999                   1998
                                                                          -----------------     ----------------
Cash flows from operating activities:
  Net earnings                                                             $    5,957,196         $   7,455,665
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Net gain on mortgage dispositions                                            (650,781)             (961,789)
    Changes in assets and liabilities:
      Decrease in accounts payable and
        accrued expenses and due to affiliate                                    (139,270)             (120,237)
      Decrease in receivables and other assets                                    315,641               280,061
                                                                          ----------------       ----------------
        Net cash provided by operating activities                               5,482,786             6,653,700
                                                                          ----------------       ----------------
Cash flows from investing activities:
  Receipt of mortgage principal from
    scheduled payments                                                            671,065               680,474
  Proceeds from mortgage dispositions                                           5,129,812            13,504,073
  Proceeds from redemption of debenture                                         2,296,098                    --
  Debenture proceeds due to affiliate                                          (1,148,049)                   --
                                                                          ----------------       ----------------
        Net cash provided by investing activities                               6,948,926            14,184,547
                                                                          ----------------       ----------------
Cash flows from financing activities:
  Distributions paid to partners                                              (20,991,457)          (28,910,387)
                                                                          ----------------       ----------------
        Net cash used in financing activities                                 (20,991,457)          (28,910,387)
                                                                          ----------------       ----------------
Net decrease in cash and cash equivalents                                      (8,559,745)           (8,072,140)

Cash and cash equivalents, beginning of period                                 15,793,919            14,718,103
                                                                          ----------------       ----------------
Cash and cash equivalents, end of period                                   $    7,234,174         $   6,645,963
                                                                          ================       ================
Non cash investing activity:
9.5% debenture received from HUD in exchange
   for the mortgage on Porter Village I Apartments                         $           --         $   2,296,098
Portion of debenture due to affiliate, AIM 84                                          --            (1,148,049)





                                  The accompanying notes are an integral part
                                        of these financial statements

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         Fully Insured Mortgage Investments
         ----------------------------------
                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:


                                                               June 30,               December 31,
                                                                 1999                     1998
                                                          -----------------        -----------------
Fully Insured Acquired:
  Number of
    GNMA Mortgage-Backed Securities                                       8                        8
    FHA-Insured Certificates (1) (2) (3)                                 42                       46
  Amortized Cost                                               $ 99,631,509             $104,595,386
  Face Value                                                    102,976,965              108,690,257
  Fair Value                                                    102,165,617              110,253,225

Fully Insured Originated:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,837,249             $ 16,899,484
  Face Value                                                     16,480,632               16,542,867
  Fair Value                                                     16,318,808               16,738,030


         (1) In April 1999, the mortgage on Nassau Apartments was prepaid. The Partnership received net proceeds of approximately $866,000 and recognized a loss of approximately $3,500 for the six months ended June 30, 1999. A distribution of approximately $0.07 per Unit related to the prepayment of this mortgage was declared in May 1999 and was paid to Unitholders in August 1999.

         (2) In April 1999, the mortgages on Walnut Apartments and Kings Villa/Discovery Commons were prepaid. The Partnership received net proceeds, from the two mortgages, of approximately $3.7 million resulting in an aggregate gain of approximately $593,000 for the six months ended June 30, 1999. A distribution of approximately $0.30 per Unit related to the prepayment of these mortgages was declared in May 1999 and was paid to Unitholders in August 1999.

         (3) In May 1999, the mortgage on Quail Creek Apartments was prepaid. The Partnership received net proceeds of approximately $553,000 and recognized a gain of approximately $62,000 for the six months ended June 30, 1999. A distribution of approximately $0.04 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.


                As of August 4, 1999, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgages on Lincoln Green, which has been delinquent since May 1999, as discussed below, and Franklin Plaza and Bradley Road Nursing which are delinquent with respect to the payment of principal and interest due to the Partnership in July 1999. The Partnership expects to receive the payments on Franklin Plaza and Bradley Road Nursing. In July 1999, the General Partner instructed the servicer of the mortgage on Lincoln Green to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $3.1 million at April 30, 1999. The Partnership expects to receive 99% of this amount plus accrued interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.       INVESTMENT IN FHA-INSURED LOANS

         Fully Insured FHA-Insured Loans
         -------------------------------
                Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

                                                               June 30,              December 31,
                                                                 1999                     1998
                                                          -----------------        -----------------
  Fully Insured Acquired:
    Number of Loans                                                      10                       10
    Amortized Cost                                            $  11,551,772             $ 11,617,321
    Face Value                                                   13,952,930               14,068,282
    Fair Value                                                   13,780,334               14,087,092

  Fully Insured Originated:
    Number of Loans                                                       3                        3
    Amortized Cost                                            $  12,760,088             $ 12,818,519
    Face Value                                                   12,435,513               12,488,890
    Fair Value                                                   12,351,230               12,747,524



                  As of August 4, 1999, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest, except for the mortgage on Longleaf Lodge which is delinquent with respect to the payment of principal and interest due to the Partnership in July 1999.

                  In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 1999, the Partnership received additional interest of $45,164 and $45,164, respectively, from the Participations. During the three and six months ended June 30, 1998, the Partnership received additional interest of $0 and $34,553, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1999 and 1998 are as follows:

                                                1999              1998
                                              -------           -------
Quarter ended March 31,                       $0.40(1)(2)       $1.07(4)
Quarter ended June 30,                        $0.65(3)          $0.58(5)
                                              -------           -------
                                              $1.05             $1.65
                                              =======           =======

(1) This amount includes approximately $0.06 per Unit representing net proceeds from the prepayment of the mortgage on Gamel & Gamel Apartments (Brown Gable Apartments).
(2) This amount includes approximately $0.10 per Unit representing net proceeds received from the redemption of the FHA debenture. During the first quarter of 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors (AIM 84), approximately $1.1 million of the debenture proceeds was paid to AIM 84.
(3) This amount includes approximately $0.41 per Unit representing net proceeds from the prepayment of the mortgages on Nassau Apartments, Walnut Apartments, Kings Villa/Discovery Commons, and Quail Creek Apartments.
(4) This amount includes approximately $0.77 per Unit representing net proceeds from the prepayment of the mortgage on Spanish Trace Apartments.
(5) This amount includes approximately $0.31 per Unit representing net proceeds from the prepayment of the mortgages on Isle of Pines Village Apartments, Emerald Green Apartments, and Stoney Brook Apartments.


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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three and six months ended June 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                            For the three months        For the six months
                          Capacity in Which                   ended June 30,               ended June 30,
Name of Recipient            Served/Item                    1999        1998              1999        1998
-----------------       ---------------------            ----------   ----------      -----------   ---------
CRIIMI, Inc.            General Partner/Distribution       $318,643     $284,327        $514,731     $808,862

AIM Acquisition         Advisor/Asset Management Fee        353,668      405,959         715,575      824,061
  Partners, L.P.(1)

CRIIMI MAE              Affiliate of General Partner/        15,046       16,361          22,488       32,544
Management, Inc.          Expense Reimbursement




(1) The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $104,247 and $210,921 for the three and six months ended June 30, 1999, respectively, and $119,657 and $242,893 for the three and six months ended June 30, 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

         The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of August 11, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the General Partner's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that it has significant exposure, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

         The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         The General Partner has substantially completed its organizational compliance testing and remediation, and it has also drafted contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

General
-------
         As of June 30, 1999, the Partnership had invested in 65 Insured Mortgages with an aggregate amortized cost of approximately $141 million, an aggregate face value of approximately $146 million and an aggregate fair value of approximately $145 million, as discussed below.

         As of August 4, 1999, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are current with respect to the payment of principal and interest except for the mortgages on Lincoln Green, which has been delinquent since May 1999, as discussed below, and Longleaf Lodge, Franklin Plaza and Bradley Road Nursing, which are delinquent with respect to the payment of principal and interest due to the Partnership in July 1999. The Partnership expects to receive payment on the latter three mortgages. In July 1999, the General Partner instructed the servicer of the mortgage on Lincoln Green to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $3.1 million at April 30, 1999. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
         Net earnings for the three and six months ended June 30, 1999 decreased as compared to the corresponding periods in 1998, primarily due to a decrease in mortgage investment income as a result of the disposition of fourteen mortgages since April 1998. Also contributing to the decrease was a decrease in net gains from mortgage dispositions as discussed below.

         Interest and other income decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

         Asset management fees decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily from the reduction in the mortgage asset base.

         General and administrative expenses decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to a reduction in mortgage base.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

         Net gains on mortgage dispositions decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. During the first six months of 1999, the Partnership recognized net gains of approximately $651,000 from the prepayment of the mortgages on Nassau Apartments, Walnut Apartments, Kings Villa/Discovery Commons and Quail Creek Apartments. During the first six months of 1998, the Partnership recognized gains of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments in March 1998 and approximately $858,000 from the prepayment of the mortgages on Stoney Brook Apartments, Emerald Green Apartments and Isle of Pines Village Apartments in April 1998. In addition, the Partnership recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments in February 1998.

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

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1999 to meet operating requirements.

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - Continued

         Net cash provided by operating activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in earnings before mortgage dispositions as it relates to the reduction in mortgage base.

         Net cash provided by investing activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998. This decrease is primarily due to a decrease in proceeds received from the disposition of mortgages and a decrease in debenture proceeds due to affiliate, as discussed previously. This decrease was offset by an increase in proceeds from redemption of debenture, as discussed previously.

         Net cash used in financing activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, due to a decrease in the amount of distributions paid to partners in the first six months of 1999 versus the same period in 1998.

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

         Management has determined that there has not been a material change as of June 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

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

                                            AMERICAN INSURED MORTGAGE
                                             INVESTORS L.P. - SERIES 85
                                             (Registrant)

                                            By:  CRIIMI, Inc.
                                                 General Partner


/s/ August 12, 1999                         /s/
-------------------                         -------------------------
DATE                                        Cynthia O. Azzara
                                            Principal Financial and
                                              Accounting Officer