Form 10-Q/A
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1999-09-30
CIK 753281

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q/A


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDMENT)

         For the quarter ended                  September 30, 1998
                                                ------------------

         Commission file number                     1-11059
                                                ------------------

         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
     -----------------------------------------------------------------
           (Exact name of registrant as specified in charter)


         California                                           13-3257662
- -------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



11200 Rockville Pike, Rockville, Maryland                    20852
- -----------------------------------------               -----------------
(Address of principal executive offices)                    (Zip Code)


                               (301) 816-2300
      ----------------------------------------------------------------
           (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
         As of September 30, 1998, 12,079,514 depositary units of limited partnership interest were outstanding.

     The following supplements and, to the extent inconsistent therewith, amends and supercedes the information under the following caption in the Quarterly Report originally filed November 16, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000
- ---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets, and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of March 31, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

                                                   AMERICAN INSURED MORTGAGE
                                                     INVESTORS - SERIES 85, L.P.
                                                     (Registrant)

                                              By:    CRIIMI, Inc.
                                                     General Partner


/s/                                          /s/ Cynthia O. Azzara
- ----------------------                       -------------------------
Date                                         Cynthia O. Azzara
                                             Principal Financial and
                                             Accounting Officer