Form 10-Q
period 1999-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 1999-11-08
CIK 753281

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	September 30, 1999
Commission file number	1-11059

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.
(Exact name of registrant as specified in charter)

California	13-3257662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11200 Rockville Pike, Rockville, Maryland (Address of principal executive offices)	20852 (Zip Code)

(301) 816-2300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No  / /

    As of September 30, 1999, 12,079,514 depositary units of limited partnership interest were outstanding.

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

		Page

PART I.	Financial Information
Item 1.	Financial Statements
	Balance Sheets—September 30, 1999 (unaudited) and December 31, 1998	3
	Statements of Income and Comprehensive Income—for the three and nine months ended September 30, 1999 and 1998 (unaudited)	4
	Statement of Changes in Partners' Equity—for the nine months ended September 30, 1999 (unaudited)	5
	Statements of Cash Flows—for the nine months ended September 30, 1999 and 1998 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 2A.	Qualitative and Quantitative Disclosures about Market Risk	17
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	18
Signature		19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(unaudited)

ASSETS
Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, at fair value:
Acquired insured mortgages	$98,868,057	$110,253,225
Originated insured mortgages	16,182,760	16,738,030

	115,050,817	126,991,255

Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
Acquired insured mortgages	11,517,762	11,617,321
Originated insured mortgages	12,729,981	12,818,519

	24,247,743	24,435,840
Cash and cash equivalents	4,983,601	15,793,919
Investment in FHA debentures	—	2,296,098
Receivables and other assets	1,209,849	1,453,292

Total assets	$145,492,010	$170,970,404

LIABILITIES AND PARTNERS' EQUITY
Distributions payable	$2,765,341	$15,963,562
Accounts payable and accrued expenses	188,885	184,236
Due to affiliate	—	1,279,178

Total liabilities	2,954,226	17,426,976

Partners' equity:
Limited partners' equity, 15,000,000 Units authorized, 12,079,514 Units issued and outstanding	144,714,302	151,721,136
General partner's deficit	(3,958,450)	(3,674,093)
Accumulated other comprehensive income	1,781,932	5,496,385

Total partners' equity	142,537,784	153,543,428

Total liabilities and partners' equity	$145,492,010	$170,970,404

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Income:
Mortgage investment income	$2,987,586	$3,449,078	$9,189,820	$10,688,101
Interest and other income	59,638	72,055	145,721	443,346

	3,047,224	3,521,133	9,335,541	11,131,447

Expenses:
Asset management fee to related parties	349,290	400,771	1,064,865	1,224,832
General and administrative	117,191	86,396	383,518	378,773

	466,481	487,167	1,448,383	1,603,605

Net earnings before net gains on mortgage dispositions	2,580,743	3,033,966	7,887,158	9,527,842
Net gains on mortgage dispositions	134,433	202,288	785,214	1,164,078

Net earnings	$2,715,176	$3,236,254	$8,672,372	$10,691,920

Other comprehensive income	(233,739)	(1,684,223)	(3,714,453)	(2,915,731)

Comprehensive income	2,481,437	1,552,031	4,957,919	7,776,189

Net earnings allocated to:
Limited partners—96.1%	$2,609,284	$3,110,040	$8,334,149	$10,274,935
General Partner—3.9%	105,892	126,214	338,223	416,985

	$2,715,176	$3,236,254	$8,672,372	$10,691,920

Net earnings per Unit of Limited Partnership interest—Basic	$0.22	$0.26	$0.69	$0.85

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

STATEMENT OF CHANGES IN PARTNERS' EQUITY

For the nine months ended September 30, 1999

(Unaudited)

	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total

Balance, December 31, 1998	$(3,674,093)	$151,721,136	$5,496,385	$153,543,428
Net Earnings	338,223	8,334,149	—	8,672,372
Adjustment to unrealized losses on investments in insured mortgages	—	—	(3,714,453)	(3,714,453)
Distributions paid or accrued of $1.27 per Unit, including return of capital of $0.58 per Unit	(622,580)	(15,340,983)	—	(15,963,563)

Balance, September 30, 1999	$(3,958,450)	$144,714,302	$1,781,932	$142,537,784

Limited Partnership Units outstanding—basic, as of September 30, 1999		12,079,514

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	1999	1998

Cash flows from operating activities:
Net earnings	$8,672,372	$10,691,920
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on mortgage dispositions	(785,214)	(1,164,078)
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses and due to affiliate	(126,480)	(124,318)
Decrease in receivables and other assets	243,443	114,029

Net cash provided by operating activities	8,004,121	9,517,553

Cash flows from investing activities:
Receipt of mortgage principal from scheduled payments	1,008,486	1,026,943
Proceeds from mortgage dispositions	8,190,810	16,964,698
Proceeds from redemption of debenture	2,296,098	—
Debenture proceeds due to affiliate	(1,148,049)	—

Net cash provided by investing activities	10,347,345	17,991,641

Cash flows from financing activities:
Distributions paid to partners	(29,161,784)	(36,200,833)

Net cash used in financing activities	(29,161,784)	(36,200,833)

Net decrease in cash and cash equivalents	(10,810,318)	(8,691,639)
Cash and cash equivalents, beginning of period	15,793,919	14,718,103

Cash and cash equivalents, end of period	$4,983,601	$6,026,464

Non cash investing activity:
9.5% debenture received from HUD in exchange for the mortgage on Porter Village I Apartments	$—	$2,296,098
Portion of debenture due to affiliate, AIM 84	—	(1,148,049)

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS—SERIES 85, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

    American Insured Mortgage Investors—Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. The Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

    Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). The Unitholders (Unitholders) hold Units represented by Depository Receipts and are reflected as assignees of record of assigned limited partnership interest. "Units" are depository units, which represent the beneficial ownership interest of a Unitholder in the Partnership.

    AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRI/ AIM Investment L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions that affect the management and policies of the Partnership.

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

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the Bankruptcy Court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

2. BASIS OF PRESENTATION

    In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

    These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments

    Listed below is the Partnership's aggregate investment in Fully Insured Mortgages:

	September 30, 1999	December 31, 1998
Fully Insured Acquired:
Number of
GNMA Mortgage-Backed Securities (4)	7	8
FHA-Insured Certificates (1) (2) (3) (5)	42	46
Amortized Cost	$96,463,627	$104,595,386
Face Value	99,769,501	108,690,257
Fair Value	98,868,057	110,253,225

Fully Insured Originated:
Number of
GNMA Mortgage-Backed Securities	1	1
FHA-Insured Certificates	1	1
Amortized Cost	$16,805,259	$16,899,484
Face Value	16,448,643	16,542,867
Fair Value	16,182,760	16,738,030

(1)
In April 1999, the mortgage on Nassau Apartments was prepaid. The Partnership received net proceeds of approximately $866,000 and recognized a loss of approximately $3,500 for the nine months ended September 30, 1999. A distribution of approximately $0.07 per Unit related to the prepayment of this mortgage was declared in May 1999 and paid to Unitholders in August 1999.

(2)
In April 1999, the mortgages on Walnut Apartments and Kings Villa/Discovery Commons were prepaid. The Partnership received net proceeds from the two mortgages of approximately $3.7 million resulting in an aggregate gain of approximately $593,000 for the nine months ended September 30, 1999. A distribution of approximately $0.30 per Unit related to the prepayment of these mortgages was declared in May 1999 and was paid to Unitholders in August 1999.

(3)
In May 1999, the mortgage on Quail Creek Apartments was prepaid. The Partnership received net proceeds of approximately $553,000 and recognized a gain of approximately $62,000 for the nine months ended September 30, 1999. A distribution of approximately $0.04 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.

(4)
In September 1999, the mortgage on Huntington Apartments was prepaid. The Partnership received net proceeds of approximately $3.1 million and recognized a gain of approximately $134,000 for the nine months ended September 30, 1999. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in October 1999 and is expected to be paid to Unitholders in February 2000.

(5)
In October 1999, the mortgage on Bowling Brook, Section I was prepaid. The Partnership received net proceeds of approximately $11.8 million and expects to recognize a loss of approximately $49,000. The Partnership expects to distribute approximately $0.94 per Unit in February 2000, related to the prepayment of this mortgage.

    As of November 1, 1999, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Lincoln Green, which has been delinquent since May 1999. Although the Servicing Agreement for the mortgage on Lincoln Green requires the servicer to assign the defaulted mortgage to HUD, a third party holds an agreement that gives it the right to purchase the mortgage prior to assignment. The third party exercised its right to purchase the mortgage. Prepayment of this mortgage is expected by year-end 1999.

4. INVESTMENT IN FHA-INSURED LOANS

    Fully Insured FHA-Insured Loans

    Listed below is the Partnership's aggregate investment in FHA-Insured Loans:

	September 30, 1999	December 31, 1998

Fully Insured Acquired:
Number of Loans	10	10
Amortized Cost	$11,517,762	$11,617,321
Face Value	13,893,616	14,068,282
Fair Value	13,896,116	14,087,092
Fully Insured Originated:
Number of Loans	3	3
Amortized Cost	$12,729,981	$12,818,519
Face Value	12,407,980	12,488,890
Fair Value	12,262,007	12,747,524

    As of November 1, 1999, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

    In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 1999, the Partnership received additional interest of $0 and $45,164, respectively, from the Participations. During the three and nine months ended September 30, 1998, the Partnership received additional interest of $0 and $34,553, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

5. DISTRIBUTIONS TO UNITHOLDERS

    The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1999 and 1998 are as follows:

	1999		1998

Quarter ended March 31,	$0.40	(1)(2)	$1.07	(4)
Quarter ended June 30,	0.65	(3)	0.58	(5)
Quarter ended September 30,	0.22		0.53	(6)

	$1.27		$2.18

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

(6)
This amount includes approximately $0.27 per Unit return of capital and gain from the disposition of the following mortgages: Amador Residential of $0.11 per Unit, Bentgrass Hills Apartments of $0.02 per Unit, and Continental Village Apartments of $0.14 per Unit.

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

6. TRANSACTIONS WITH RELATED PARTIES

    The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
		For the three months ended September 30,		For the nine months ended September 30,
Name of Recipient	Capacity in Which Served/Item	1999	1998	1999	1998

CRIIMI, Inc.	General Partner/Distribution	$107,848	$259,816	$622,580	$1,068,678
AIM Acquisition Partners, L.P.(1)	Advisor/Asset Management Fee	349,290	400,771	1,064,865	1,224,832
CRIIMI MAE Management, Inc.	Affiliate of General Partner/Expense Reimbursement	10,141	12,939	32,629	45,483

(1)
The Advisor, pursuant to the Partnership Agreement, effective June 26, 1984, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $102,957 and $313,878 for the three and nine months ended September 30, 1999, respectively, and $118,129 and $360,522 for the three and nine months ended September 30, 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

Forward Looking Statements

    In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

Year 2000

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

    The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of October 28, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

    The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Partnership. The General Partner does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

    The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership including government agencies, financial institutions, creditors, borrowers and others involved in the Insured Mortgage industry. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

    The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties (i.e. tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.

    The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership, which rely on computers to process and manage loans. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the servicing of the Partnership's mortgage investment in the AIM Funds.

    Currently the General Partner estimates the cost of system upgrades purely related to Year 2000 issues to be immaterial.

    The General Partner has substantially completed its organizational compliance testing and remediation, and it has drafted initial contingency plans in case the Partnership or third parties fail to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General

    As of September 30, 1999, the Partnership had invested in 64 Insured Mortgages with an aggregate amortized cost of approximately $138 million, an aggregate face value of approximately $143 million and an aggregate fair value of approximately $141 million, as discussed below.

    In October 1999, the mortgage on Bowling Brook, Section I was prepaid. The Partnership received net proceeds of approximately $11.8 million and expects to recognize a loss of approximately $49,000. The Partnership expects to distribute approximately $0.94 per Unit in February 2000, related to the prepayment of this mortgage.

    As of November 1, 1999, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Lincoln Green, which has been delinquent since May 1999. Although the Servicing Agreement for the mortgage on Lincoln Green requires the servicer to assign the defaulted mortgage to HUD, a third party holds an agreement that gives it the right to purchase the mortgage prior to assignment. The third party exercised its right to purchase the mortgage. Prepayment of this mortgage is expected by year-end 1999.

Results of Operations

    Net earnings decreased for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to a decrease in mortgage investment income as a result of the disposition of fifteen mortgages with an aggregate principal balance of approximately $34.1 million since April 1998. Also contributing to the reduction was a decrease in net gains from mortgage dispositions as discussed below.

    Interest and other income decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

    Asset management fees decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the reduction in the mortgage asset base.

    General and administrative expenses increased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the 1998 settlement of the mortgage on Pine Tree Lodge, which resulted in reimbursement of certain legal expenses.

    Net gains on mortgage dispositions decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998. During the first nine months of 1999, the Partnership recognized net gains of approximately $785,000 from the prepayment of the mortgages on Nassau Apartments, Walnut Apartments, Kings Villa/Discovery Commons, Quail Creek Apartments and Huntington Apartments. During the first nine months of 1998, the Partnership recognized gains of approximately $200,000 from the assignment of the mortgage on Portervillage I Apartments in March 1998 and approximately $1,060,000 from the prepayment of the mortgages on Stoney Brook Apartments, Emerald Green Apartments, Isle of Pines Village Apartments, Amador Residential Apartments, Bentgrass Hills Apartments and Continental Village Apartments. In addition, the Partnership recognized a loss of approximately $96,000 from the prepayment of the mortgage on Spanish Trace Apartments in February 1998.

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

Liquidity and Capital Resources

    The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1999 to meet operating requirements.

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

    Net cash provided by operating activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to the reduction in the mortgage base.

    Net cash provided by investing activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998. This decrease is primarily due to a decrease in proceeds received from the disposition of mortgages and a decrease in debenture proceeds due to affiliate, as discussed previously. This decrease was partially offset by an increase in proceeds received from redemption of debenture, as discussed previously.

    Net cash used in financing activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, due to a decrease in the amount of distributions paid to partners in the first nine months of 1999 versus the same period in 1998.

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the Bankruptcy Court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

    Management has determined that there has not been a material change as of September 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

    The exhibits filed as part of this report are listed below:

Exhibit No.	Description

27	Financial Data Schedule

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 85 (Registrant)
By: CRIIMI, Inc. General Partner
/s/ CYNTHIA O. AZZARA Cynthia O.Azzara Senior Vice President, Chief Financial Officer and Treasurer

Date: November 4, 1999