Form 10-K
period 1999-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2000-03-29
CIK 753281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------

   For the fiscal year ended December 31, 1999 Commission file number 1-11059

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
             (Exact name of registrant as specified in it's charter)

California                                                   13-3257662
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                   which registered
----------------------------------                      ------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 17, 2000, 12,079,514 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $105,660,748.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I
                                     ------
Item 1.           Business.........................................................................       4
Item 2.           Properties.......................................................................       5
Item 3.           Legal Proceedings................................................................       5
Item 4.           Submission of Matters to a Vote of Security Holders..............................       5



                                     PART II
                                     -------
Item 5.           Market for Registrant's Securities and Related Security Holder Matters...........       6
Item 6.           Selected Financial Data..........................................................       7
Item 7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................       7
Item 7A.          Qualitative and Quantitative Disclosures about Market Risk.......................      13
Item 8.           Financial Statements and Supplementary Data......................................      13
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..........................................................      13



                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant...............................      14
Item 11.          Executive Compensation...........................................................      15
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................      15
Item 13.          Certain Relationships and Related Transactions...................................      16



                                     PART IV
                                     -------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      17

Signatures        .................................................................................      19

                                                                PART I

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------
     Information  concerning the business of American Insured Mortgage Investors
- Series 85, L.P. (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6, 7 and 8 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein . See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1999, which is hereby incorporated by reference herein.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM
Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc.(successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration ("FHA") insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
           HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
     Since April 8, 1992, the Limited Partnership Units ("Units") have traded on the American Stock Exchange ("AMEX") with a trading symbol of "AII."

     The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1999 and 1998 were as follows:

                                                                                              Amount of
                                                                 1999                        Distribution
     Quarter Ended                                     High              Low                  Per Unit
   ---------------------                             ---------         ---------             ------------
   March 31                                          $ 12 5/8          $ 11 3/8              $       0.40 (1)(2)
   June 30                                             11 3/4            10 9/16                     0.65 (3)
   September 30                                        11                10 7/16                     0.22
   December 31                                         10 7/8             8                          1.82(4)
                                                                                             ------------
                                                                                             $       3.09
                                                                                             ============

                                                                                              Amount of
                                                                 1998                        Distribution
    Quarter Ended                                      High              Low                  Per Unit
   ---------------------                             ---------         ---------             ------------
   March 31                                          $ 14 1/2          $ 13 9/16             $       1.07 (5)
   June 30                                             13 3/4            12 7/8                      0.58 (6)
   September 30                                        13 3/4            12 13/16                    0.53 (7)
   December 31                                         13 5/8            11 5/8                      1.27 (8)
                                                                                             ------------
                                                                                             $       3.45
                                                                                             ============

     The following disposition proceeds are included in the distributions listed above:

                                                                             Type of       NetProceeds
       Complex Name(s)                                                     Disposition      Per Unit
-------------------------------------------------------------------------  -----------     -----------
(1)    Gamel & Gamel Apartments                                            Prepayment         $0.06
(2)    Debenture from Portervillage I Apartments *                         Assignment          0.10
(3)    Nassau Apartments, Walnut Apartments, Kings Villa/ Discovery
       Commons, and Quail Creek Apartments                                 Prepayment          0.41
(4)    Huntington Apartments, Bowling Brook, Section 1, Lincoln Green,
       Ridgecrest Timbers, Holden Court Apartments, and Lakeside           Prepayment          1.60
       Apartments
(5)    Spanish Trace Apartments                                            Prepayment          0.77
(6)    Isle of Pines Village Apartments, Emerald Green Apartments, and
       Stoney Brook Apartments                                             Prepayment          0.31
(7)    Amador Residential, Continental Village, and Bentgrass Hills        Prepayment          0.27
       Apartments
(8)    Northdale Commons, Cedar Bluff, and Wayland Health Center           Prepayment          1.00

* During the first quarter of 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July
     1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"), approximately $1.1 million of the debenture proceeds was paid to AIM 84.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.


                                               Approximate Number of Unitholders
        Title of Class                              as of December 31, 1999
---------------------------                    ---------------------------------
Depositary Units of Limited
     Partnership Interest                                 10,900



ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                                For the Years Ended December 31,
                                               1999          1998          1997          1996          1995
                                             --------      --------      --------      --------      --------
Income                                       $ 12,230      $ 14,744      $ 16,761      $ 17,943      $ 18,589
Net gains on mortgage
  dispositions/modifications                      857         1,403           908           522            36

Net earnings                                   11,225        13,893        15,137        15,789        15,903

Net earnings per Limited
  Partnership Unit - Basic (1)                 $ 0.89        $ 1.11        $ 1.20        $ 1.26        $ 1.27

Distributions per Limited
  Partnership Unit (1)(2)                      $ 3.09        $ 3.45        $ 2.76        $ 2.25        $ 1.54


                                                                    As of December 31,
                                              1999          1998          1997          1996          1995
                                            ---------     ---------     ---------     ---------     ---------
Total assets                                $ 143,470     $ 170,970     $ 203,450     $ 215,951     $ 225,691

Partners' equity                              120,445       153,543       187,682       204,687       220,681

(1)  Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial
     Statements.

     The selected income data presented above for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data as of December 31, 1999 and 1998, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The income data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of California on June 26, 1984. During the period from March 8, 1985 (the initial closing date of the Partnership's public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest ("Units") raised a total of $241,587,780 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement').

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.)and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


Year 2000
---------
     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

Mortgage Investments
--------------------
     Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 1999, the Partnership had invested in 58 Insured Mortgages, with an aggregate amortized cost of approximately $119 million, a face value of approximately $123 million and a fair value of approximately $120 million, as discussed below.

Investment in Insured Mortgages
-------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by GNMA ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Fully Insured GNMA Mortgage-Backed  Securities and FHA-Insured Certificates
--------------------------------------------------------------------------
     Listed below is the  Partnership's  aggregate  investment  in fully Insured
     Mortgages:

                                                                                December 31,
                                                                           1999             1998
                                                                       ------------     ------------
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities(5)(8)(10)                                   5                8
      FHA-Insured Certificates
      (1)(2)(3)(4)(6)(7)(9)(11)                                                  39               46
Amortized Cost                                                         $ 77,969,011     $104,595,386
Face Value                                                               81,218,457      108,690,257
Fair Value                                                               79,052,484      110,253,225

Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                                             1                1
      FHA-Insured Certificates                                                    1                1
Amortized Cost                                                         $ 16,772,658     $ 16,899,484
Face Value                                                               16,416,058       16,542,867
Fair Value                                                               15,703,179       16,738,030

     Listed below is a summary of prepayments on fully Insured Mortgages:

                                                               Date                                          Distribution
                                                Net          Proceeds       Gain/     Dist./   Declaration     Payment
       Complex name                             Proceeds     Received      (Loss)      Unit        Date          Date
       ------------                             --------     --------      ------      ----    -----------   ------------
    (1)Nassau Apartments                      $   866,000   April 1999   $  (3,500)   $ 0.07     May  1999      Aug. 1999
    (2)Walnut Apartments                        2,604,000   April 1999     363,000      0.21     May  1999      Aug. 1999
    (3)Kings Villa/Discovery Commons            1,110,000   April 1999     230,000      0.09     May  1999      Aug. 1999
    (4)Quail Creek Apartments                     553,000   May   1999      62,000      0.04     June 1999      Aug. 1999
    (5)Huntington Apartments                    3,060,000   Sept. 1999     134,000      0.24     Oct. 1999      Feb. 2000
    (6)Bowling Brook, Section 1                11,820,000   Oct.  1999     (49,000)     0.94     Nov. 1999      Feb. 2000
    (7)Lincoln Green                            3,085,000   Nov.  1999     (39,000)     0.25     Nov. 1999      Feb. 2000
    (8)Ridgecrest Timbers                       1,527,000   Nov.  1999      (9,000)     0.12     Dec. 1999      Feb. 2000
    (9)Holden Court Apartments                    220,000   Nov.  1999      29,000      0.02     Dec. 1999      Feb. 2000
   (10)Northwood Apartments                     1,641,000   Dec.  1999      72,000      0.13     Jan. 2000      May  2000
   (11)Turtle Creek Apartments                  1,660,000   Jan.  2000      44,000      0.13     Jan. 2000      May  2000

     As of February 25, 2000, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $0, $76,991, and $51,457, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

Fully Insured FHA-Insured Loans
-------------------------------
     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
     Loans:

                                                                               December 31,
                                                                    1999                     1998
                                                                -----------              -----------
Fully Insured Acquired Loans:
  Number of Loans (1)                                                     9                       10
Amortized Cost                                                  $11,167,461              $11,617,321
Face Value                                                       13,453,341               14,068,282
Fair Value                                                       13,203,586               14,087,092

Fully Insured Originated Loans:
  Number of Loans                                                         3                        3
Amortized Cost                                                  $12,699,265              $12,818,519
Face Value                                                       12,379,870               12,488,890
Fair Value                                                       12,017,626               12,747,524


     (1) In November 1999, the mortgage on Lakeside Apartments was prepaid. The Partnership received net proceeds of approximately $384,000 and recognized a gain of approximately $67,000 for the year ended December 31, 1999. A distribution of $0.03 per Unit related to the prepayment of this mortgage was declared in December 1999 and was paid to Unitholders in February 2000.

     As of February 25, 2000, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $45,164, $34,553, and $37,766, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

                                     PART II

Results of Operations
---------------------
1999 versus 1998
----------------
     Net earnings decreased for 1999 as compared to 1998, primarily due to a decrease in mortgage investment income and a decrease in net gains from mortgage dispositions, as discussed below.

     Mortgage investment income decreased for 1999 as compared to 1998, primarily due to the reduction in mortgage base from 11 dispositions during 1999 with an aggregate cost balance of approximately $26.0 million.

     Interest and other income decreased for 1999 as compared to 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees decreased for 1999 as compared to 1998, primarily due to the reduction in the mortgage base.

     Interest expense to affiliate decreased for 1999 as compared to 1998, as a result of a decrease in interest payable to an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"), on the 9.5% debenture, as discussed below. In 1998, interest was due to AIM 84 for nine months. In 1999, no interest was due. The debenture was redeemed on January 4, 1999.

     Gains on mortgage dispositions decreased for 1999 as compared to 1998 as a result of gains recognized on seven mortgage prepayments in 1999, as discussed above, versus gains recognized on ten mortgage prepayments and one assignment, as discussed below, in 1998. Losses were recognized on four mortgage prepayments in 1999, as discussed above, versus a loss recognized on one mortgage prepayment in 1998.

     During 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 84, approximately $1.1 million of the debenture proceeds was paid to AIM 84.

1998 versus 1997
----------------
     Net earnings decreased for 1998 as compared to 1997 primarily due to a decrease in mortgage investment income. Partially offsetting this decrease was an increase in net gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for 1998 as compared to 1997, primarily due to the reduction in mortgage base from 12 dispositions during 1998 with an aggregate cost balance of approximately $29.6 million.

     Interest and other income increased for 1998 as compared to 1997, primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders. During 1998, twelve mortgages were disposed of, as compared to seven dispositions in 1997.

     Asset management fees to related parties decreased for 1998 as compared to 1997 as a result of the reduction in the mortgage base.

     Interest expense to affiliate increased for 1998 as compared to 1997, as a result of interest payable to AIM 84, on the 9.5% debenture, as discussed above.

     Net gains from dispositions increased as a result of twelve mortgage prepayments or assignments in 1998, as discussed above, versus eight prepayments or assignments in 1997.

Liquidity and Capital Resources
-------------------------------
     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient during the years ended December 31, 1999, 1998 and 1997 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2000.

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

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Cash flow - 1999 versus 1998
----------------------------
     Net cash provided by operating activities decreased for 1999 as compared to 1998, primarily due to the reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities decreased for 1999 as compared to 1998. This decrease is primarily due to a reduction in proceeds received from the disposition of mortgages, as discussed previously.

     Net cash used in financing activities decreased for 1999 as compared to 1998 due to a decrease in the amount of distributions paid to partners.

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

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     The table below provides information about the Partnership's Insured Mortgages, all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                             2000       2001       2002       2003       2004      Thereafter     Total     Fair Value
                             ----       ----       ----       ----       ----      ----------     -----     ----------
Insured Mortgages
   (in millions)             $21.7      $19.4      $17.9      $16.3      $15.9       $95.1        $186.3      $120.0

Average Interest Rate          7.88%      7.89%      7.89%      7.90%      7.90%       8.14%          --          --


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 21.


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

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


     The General Partner is also the general partner of AIM 84, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE the sole shareholder of the General Partner as of March 15, 2000:


Name                                        Age                          Position
-------                                     -----                        ----------

William B. Dockser                          63                           Chairman of the Board

H. William Willoughby                       53                           President, Secretary and Director

Cynthia O. Azzara                           40                           Senior Vice President,
                                                                         Chief Financial Officer and
                                                                         Treasurer

David B. Iannarone                          39                           Senior Vice President and
                                                                         General Counsel

Brian L. Hanson                             38                           Senior Vice President

Garrett G. Carlson, Sr.                     62                           Director

G. Richard Dunnells                         62                           Director

Robert Merrick                              54                           Director

Robert E. Woods                             52                           Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

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

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner of the law firm of Holland & Knight since 1995; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

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

                  None.

     (g)  Promoters and control persons.

                  Not applicable.

     (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1999.


ITEM 11.      EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated herein by reference herein to Note 7 of the Notes to Financial Statements of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1999, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 17, 2000 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                             Amount and Nature
                                of Units                     Percentage of Units
Name                         Beneficially Owned                  Outstanding
----                         ------------------              -------------------
William B. Dockser               11,000 (1)                           *
CRIIMI MAE                        4,000                               *

(1)  Includes 4,000 Units held by Mr. Dockser's wife
*    Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Transactions with management and others.

               Note 7 of the Notes to Financial Statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

          (b)  Certain business relationships.

               Other than as set forth in Item 11 of this report which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current. General Partner of the Partnership are officers, directors or equity owners.

          (c)  Indebtedness of management.

                           None.

          (d)  Transactions with promoters.

                           Not applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

         (a)(1)   Financial Statements:

                                                                                                       Page
                                                                                                       Number
         Description                                                                                   ------
         -----------
         Balance Sheets as of December 31, 1999 and 1998.................................................22

         Statements of Income and Comprehensive Income for the years ended December 31, 1999,
            1998, and 1997 ..............................................................................23

         Statements of Changes in Partners' Equity for the years ended December 31, 1999, 1998 and 1997.....................................................................................24

         Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................25

         Notes to Financial Statements...................................................................26


         (a)(2)  Financial Statement Schedules:

                  IV - Mortgage Loans on Real Estate.....................................................36

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

                  All other items are not applicable.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN INSURED MORTGAGE
                                                      INVESTORS-SERIES 85, L.P.
                                                     (Registrant)

                                                     By:    CRIIMI, Inc.
                                                            General Partner

/s/ March 1, 2000                                    /s/ William B. Dockser
---------------------------                          ---------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board


/s/ March 1, 2000                                    /s/ H. William Willoughby
---------------------------                          ---------------------------
DATE                                                 H. William Willoughby
                                                     President and Secretary


/s/ March 1, 2000                                    /s/ Cynthia O. Azzara
---------------------------                          ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


/s/ March 1, 2000                                    /s/ Garrett G. Carlson, Sr.
---------------------------                          ---------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director


/s/ March 1, 2000                                    /s/ G. Richard Dunnells
---------------------------                          ---------------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 1, 2000                                    /s/ Robert J. Merrick
---------------------------                          ---------------------------
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 1, 2000                                    /s/ Robert E. Woods
---------------------------                          ---------------------------
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.



                              Financial Statements

                        as of December 31, 1999 and 1998

                             and for the Years Ended

                        December 31, 1999, 1998, and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, VA
March 6, 2000

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                                December 31,          December 31,
                                                                   1999                  1998
                                                               -------------         -------------
                       ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value:
    Acquired insured mortgages                                 $  79,052,484         $ 110,253,225
    Originated insured mortgages                                  15,703,179            16,738,030
                                                               -------------         -------------
                                                                  94,755,663           126,991,255
                                                               -------------         --------------
Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                    11,167,461            11,617,321
    Originated insured mortgages                                  12,699,265            12,818,519
                                                               -------------         -------------
                                                                  23,866,726            24,435,840

Cash and cash equivalents                                         23,723,644            15,793,919

Receivables and other assets                                       1,123,472             1,453,292

Investment in FHA debentures                                               -             2,296,098
                                                               -------------         -------------
      Total assets                                             $ 143,469,505         $ 170,970,404
                                                               =============         =============


           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                          $  22,876,915         $  15,963,562

Accounts payable and accrued expenses                                147,473               184,236

Due to affiliate                                                           -             1,279,178
                                                               -------------         -------------
      Total liabilities                                           23,024,388            17,426,976
                                                               -------------         -------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units
      authorized, 12,079,514 Units issued and outstanding        125,182,237           151,721,136
  General partner's deficit                                       (4,751,114)           (3,674,093)
  Accumulated other comprehensive income                              13,994             5,496,385
                                                               -------------         -------------
      Total partners' equity                                     120,445,117           153,543,428
                                                               -------------         -------------
      Total liabilities and partners' equity                   $ 143,469,505         $ 170,970,404
                                                               =============         =============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                  For the years ended December 31,
                                                1999            1998            1997
                                            ------------    ------------    ------------
Income:
  Mortgage investment income                $ 11,846,964    $ 14,067,956    $ 16,350,497
  Interest and other income                      382,860         675,768         410,839
                                            ------------    ------------    ------------
                                              12,229,824      14,743,724      16,761,336
                                            ------------    ------------    ------------

Expenses:
  Asset management fee to related parties      1,382,904       1,617,625       1,873,563
  General and administrative                     479,113         550,640         652,511
  Interest expense to affiliate                        -          85,565           5,783
                                            ------------    ------------    ------------
                                               1,862,017       2,253,830       2,531,857
                                            ------------    ------------    ------------

Earnings before gains (losses)
  on mortgage dispositions                    10,367,807      12,489,894      14,229,479


Mortgage dispositions
  Gains                                          956,150       1,499,412         907,923
  Losses                                         (99,399)        (96,262)              -
                                            ------------    ------------    ------------
Net earnings                                $ 11,224,558    $ 13,893,044    $ 15,137,402
                                            ============    ============    ============


Other comprehensive income                    (5,482,391)     (4,666,238)      2,549,887
                                             -----------     -----------    ------------
Comprehensive income                         $ 5,742,167     $ 9,226,806    $ 17,687,289
                                             -----------     -----------    ------------

Net earnings allocated to:
  Limited partners - 96.1%                  $ 10,786,800    $ 13,351,215    $ 14,547,043
  General partner -   3.9%                       437,758         541,829         590,359
                                            ------------    ------------    ------------
                                            $ 11,224,558    $ 13,893,044    $ 15,137,402
                                            ============    ============    ============

Net earnings per Limited
  Partnership Unit - Basic                  $       0.89    $       1.11    $       1.20
                                            ============    ============    ============



                  The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                For the years ended December 31, 1999, 1998, 1997


                                                                                          Accumulated
                                                                                            Other
                                                    General             Limited          Comprehensive
                                                    Partner            Partners             Income               Total
                                                  ------------       -------------       -------------       -------------
Balance, January 1, 1997                          $ (1,762,017)      $ 198,836,652       $   7,612,736       $ 204,687,371

  Net Earnings                                         590,359          14,547,043                 -            15,137,402
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                        -                   -            2,549,887           2,549,887
  Distributions paid or accrued of $2.76 per Unit,
    including return of capital of $1.56 per Unit   (1,353,007)        (33,339,452)                 -          (34,692,459)
                                                   -----------       -------------       -------------       -------------
Balance, December 31, 1997                          (2,524,665)        180,044,243          10,162,623         187,682,201

  Net Earnings                                         541,829          13,351,215                  -           13,893,044
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                       -                   -           (4,666,238)          (4,666,238)
  Distributions paid or accrued of $3.45 per Unit,
    including return of capital of $2.34 per Unit   (1,691,257)        (41,674,322)                 -          (43,365,579)
                                                   -----------        ------------       ------------        -------------
Balance, December 31, 1998                          (3,674,093)        151,721,136          5,496,385          153,543,428

  Net Earnings                                         437,758          10,786,800                  -           11,224,558
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                       -                   -           (5,482,391)          (5,482,391)
  Distributions paid or accrued of $3.09 per Unit,
    including return of capital of $2.20 per Unit   (1,514,779)        (37,325,699)                 -          (38,840,478)
                                                  ------------       -------------       ------------        -------------
Balance, December 31, 1999                        $ (4,751,114)      $ 125,182,237       $     13,994        $ 120,445,117
                                                  ============       =============       ============        =============

Limited Partnership Units outstanding - Basic, as of
   December 31, 1999, 1998 and 1997                                   12,079,514
                                                                      ==========

                  The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                  For the years ended December 31,
                                                                      1999           1998           1997
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
 Net earnings                                                     $11,224,558    $13,893,044    $15,137,402
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Losses on mortgage dispositions                                     99,399         96,262              -
   Gains on mortgage dispositions                                    (956,150)    (1,499,412)      (907,923)
   Changes in assets and liabilities:
     Decrease in receivables and other assets                         329,820        222,729         51,641
     (Decrease) increase in accounts payable and accrued expenses     (36,763)      (122,476)       107,751
     (Decrease) increase in due to affiliate                         (131,129)       131,129        (66,805)
                                                                  -----------    -----------    -----------
     Net cash provided by operating activities                     10,529,735     12,721,276     14,322,066
                                                                  -----------    -----------    -----------
Cash flows from investing activities:
 Proceeds from disposition of mortgages                            26,870,388     29,895,275     18,996,279
 Receipt of mortgage principal from scheduled payments              1,308,678      1,322,056      1,598,933
 Proceeds from redemption of debenture                              2,296,098              -              -
 Debenture proceeds due to affiliate                               (1,148,049)             -              -
                                                                  -----------    -----------    -----------
     Net cash provided by investing activities                     29,327,115     31,217,331     20,595,212
                                                                  -----------    -----------    -----------
Cash flows from financing activities:
 Distributions paid to partners                                   (31,927,125)   (42,862,791)   (29,915,961)
                                                                  -----------    -----------    -----------
Net increase in cash and cash equivalents                           7,929,725      1,075,816      5,001,317

Cash and cash equivalents, beginning of year                       15,793,919     14,718,103      9,716,786
                                                                  -----------    -----------    -----------
Cash and cash equivalents, end of year                            $23,723,644    $15,793,919    $14,718,103
                                                                  ===========    ===========    ===========
Non-cash investing activity:
 9.5% debenture received from HUD in exchange for
 the mortgage on Portervillage I Apartments                       $         -    $ 2,296,098    $         -

Portion of debenture due to affiliate, AIM 84                               -     (1,148,049)             -


      The accompanying notes are an integral part of these financial statements.

                  AMERICAN MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (sussessor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the partnership agreement.

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.

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

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1997 have been reclassified to conform to the 1998 and 1999 presentation.

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

          Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          As of December 31, 1999, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 28 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 10 years, on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1999 and 1998, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          As of December 31, 1999 and 1998, Investment in FHA-Insured Loans is recorded at amortized cost.

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

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of four months or less.

      Income Taxes
      ------------
          No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the personal responsibility of the Unitholders.

      Statements of Cash Flows
      ------------------------
          No cash payments were made for interest expense during the years ended December 31, 1999, 1998 and 1997. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                           As of December 31, 1999          As of December 31, 1998
                                          Amortized         Fair           Amortized          Fair
                                            Cost            Value            Cost             Value
                                       -------------    -------------    ------------     -------------
Investment in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities:
   Acquired insured mortgages          $  77,969,011    $  79,052,484    $ 104,595,386    $ 110,253,225
   Originated insured mortgages           16,772,658       15,703,179       16,899,484       16,738,030
                                       -------------    -------------    -------------    -------------
                                       $  94,741,669    $  94,755,663    $ 121,494,870    $ 126,991,255
                                       =============    =============    =============     ============
Investment in FHA-Insured Loans:
  Acquired insured mortgages           $  11,167,461    $  13,203,586    $  11,617,321    $  14,087,092
  Originated insured mortgages            12,699,265       12,017,626       12,818,519       12,747,524
                                       -------------   --------------    -------------    -------------
                                       $  23,866,726    $  25,221,212    $  24,435,840    $  26,834,616
                                       =============    =============    =============    =============

Cash and cash equivalents              $  23,723,644    $  23,723,644    $  15,793,919    $  15,793,919
                                       =============    ============     =============    =============
Accrued interest receivable            $     853,861    $     853,861    $   1,180,042    $   1,180,042
                                        ============    =============    =============    =============
Investment in FHA Debenture            $          --    $          --    $   2,296,098    $   2,296,098
                                         ===========    =============    =============    =============



          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured  Certificates,  GNMA Mortgage-Backed  Securities,
      FHA-Insured Loans and FHA Debentures
     ---------------------------------------------------------------------------

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

4.    COMPREHENSIVE INCOME

          Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership is changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                                1999          1998          1997
                                                            -----------   -----------   -----------
Reclassification adjustment for (gains) losses
   included in net income                                   $(1,213,550)  $(1,944,214)  $  (780,085)
Unrealized holding (losses) gains arising during
   the period                                                (4,268,841)   (2,722,024)    3,329,972
                                                            -----------   -----------   -----------
Net adjustment to unrealized gains (losses) on mortgages    $(5,482,391)  $(4,666,238)  $ 2,549,887
                                                            ===========   ===========   ===========

5.    INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED
      SECURITIES

      GNMA Mortgage-Backed Securities and Fully Insured FHA-Insured Certificates
      --------------------------------------------------------------------------

     Listed below is the  Partnership's  aggregate  investment  in fully Insured
     Mortgages:

                                                                                December 31,
                                                                           1999             1998
                                                                       ------------     ------------
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities(5)(8)(10)                                   5                8
      FHA-Insured Certificates
      (1)(2)(3)(4)(6)(7)(9)(11)                                                  39               46
Amortized Cost                                                         $ 77,969,011     $104,595,386
Face Value                                                               81,218,457      108,690,257
Fair Value                                                               79,052,484      110,253,225

Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                                             1                1
      FHA-Insured Certificates                                                    1                1
Amortized Cost                                                         $ 16,772,658     $ 16,899,484
Face Value                                                               16,416,058       16,542,867
Fair Value                                                               15,703,179       16,738,030

     Listed below ia s summary of prepayments on fully Insured Mortgages:

                                                               Date                                           Distribution
                                                  Net        Proceeds       Gain/     Dist./    Declaration     Payment
       Complex name                             Proceeds     Received      (Loss)      Unit        Date          Date
       ------------                             --------     --------      ------      ----     -----------   ------------
    (1)Nassau Apartments                      $   866,000   April 1999   $  (3,500)   $ 0.07     May  1999     Aug. 1999
    (2)Walnut Apartments                        2,604,000   April 1999     363,000      0.21     May  1999     Aug. 1999
    (3)Kings Villa/Discovery Commons            1,110,000   April 1999     230,000      0.09     May  1999     Aug. 1999
    (4)Quail Creek Apartments                     553,000   May   1999      62,000      0.04     June 1999     Aug. 1999
    (5)Huntington Apartments                    3,060,000   Sept. 1999     134,000      0.24     Oct. 1999     Feb. 2000
    (6)Bowling Brook, Section 1                11,820,000   Oct.  1999     (49,000)     0.94     Nov. 1999     Feb. 2000
    (7)Lincoln Green                            3,085,000   Nov.  1999     (39,000)     0.25     Nov. 1999     Feb. 2000
    (8)Ridgecrest Timbers                       1,527,000   Nov.  1999      (9,000)     0.12     Dec. 1999     Feb. 2000
    (9)Holden Court Apartments                    220,000   Nov.  1999      29,000      0.02     Dec. 1999     Feb. 2000
   (10)Northwood Apartments                     1,641,000   Dec.  1999      72,000      0.13     Jan. 2000     May  2000
   (11)Turtle Creek Apartments                  1,660,000   Jan.  2000      44,000      0.13     Jan. 2000     May  2000


     As of February 25, 2000, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $0, $76,991, and $51,457, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

6.    INVESTMENT IN FHA-INSURED LOANS

      Fully Insured FHA-Insured Loans
      -------------------------------

          Listed below is the Partnership's  aggregate investment in FHA-Insured
               Loans:

                                                                            December 31,
                                                                    1999                    1998
                                                                -----------              -----------
Fully Insured Acquired Mortgages:
  Number of Loans (1)                                                     9                       10
  Amortized Cost                                                $11,167,461              $11,617,321
Face Value                                                       13,453,341               14,068,282
Fair Value                                                       13,203,586               14,087,092

Fully Insured Originated Mortgages:
  Number of Loans                                                         3                        3
Amortized Cost                                                  $12,699,265              $12,818,519
Face Value                                                       12,379,870               12,488,890
Fair Value                                                       12,017,626               12,747,524


(1) In November 1999, the mortgage on Lakeside Apartments was prepaid. The Partnership received net proceeds of approximately $384,000 and recognized a gain of approximately $67,000 for the year ended December 31, 1999. A distribution of $0.03 per Unit related to the prepayment of this mortgage was declared in December 1999 and was paid to Unitholders in February 2000.

     As of February 25, 2000, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $45,164, $34,553, and $37,766, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

7.    TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1999, 1998 and 1997 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 1999, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                         COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                         -----------------------------------------------
                                                                                    For the year ended December 31,
               Name of Recipient         Capacity in Which Served/Item              1999          1998          1997
               -----------------         -----------------------------           ----------    ----------    ----------
         CRIIMI, Inc.(1)                   General Partner/Distribution          $1,514,779    $1,691,257    $1,353,007

         AIM Acquisition Partners,L.P.(2)  Advisor/Asset Management Fee           1,382,904     1,617,625     1,873,563


         CRIIMI MAE Management, Inc.       Affiliate of General Partner/Expense      43,624        54,497        62,274

         American Insured Mortgage         Affiliate of Partnership/
            Investors - Series 85, L.P.      Share of FHA Debenture                      --     1,202,581            --


(1) The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).
(2) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisors Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $407,699, $476,800, and $552,222 for the years ended December 31, 1999, 1998, and 1997, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

8.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                       1999              1998             1997
                                                     --------          --------          --------
Quarter ended March 31,                              $   0.40(1)(2)    $   1.07(5)       $   0.39(9)(10)
Quarter ended June 30,                                   0.65(3)           0.58(6)           0.30
Quarter ended September 30,                              0.22              0.53(7)           0.84(11)(12)
Quarter ended December 31,                               1.82(4)           1.27(8)           1.23(13)
                                                     --------          --------          --------
                                                     $   3.09          $   3.45          $   2.76
                                                     ========          ========          ========

     The following disposition proceeds are included in the distributions listed above:

                                                                                     Net
                                                               Type of            Proceeds
       Complex Name(s)                                         Disposition        Per Unit
       ---------------                                         -----------        --------
(1)    Gamel & Gamel Apartments                                Prepayment          $0.06

(2)    Debenture from Portervillage I Apartments *             Assignment           0.10

(3)    Nassau Apartments, Walnut Apartments, Kings
       Villa/ Discovery Commons, and Quail
       Creek Apartments                                        Prepayment           0.41

(4)    Huntington Apartments, Bowling Brook,
       Section 1, Lincoln Green, Ridgecrest
       Timbers, Holden Court Apartments, and
       Lakeside Apartments                                     Prepayment           1.60

(5)    Spanish Trace Apartments                                Prepayment           0.77

(6)    Isles of Pines Village Apartments, Emerald
       Green Apartments, and Stoney Brook Apartments           Prepayment           0.31

(7)    Amador Residential, Continental
       Village, and Bentgrass Hills Apartments                 Prepayment           0.27

(8)    Northdale Commons, Cedar Bluff, and
       Wayland Health Center                                   Prepayment           1.00

(9)    Meadow Park Apartments                                  Assignment           0.05

(10)   Security Apartments                                     Prepayment           0.02

(11)   Pine Tree Lodge                                         Final Settlement     0.02

(12)   Peachtree Place North                                   Prepayment           0.52

(13)    Ashford Place Apartments, Fleetwood Village
        Apartments, Silverwood Village Apartments,
        and Maryland Meadows                                   Prepayment           0.92

* During the first quarter of 1998, the assignment proceeds of the mortgage on Portervillage I Apartments were received in the form of a 9.5% debenture. The debenture, with a face value of $2,296,098, was issued to the Partnership, with interest payable semi-annually on January 1 and July
     1. In January 1999, net proceeds of approximately $2.3 million were received upon redemption of these debentures. Since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"), approximately $1.1 million of the debenture proceeds was paid to AIM 84.


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

9.    INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, was the coinsurance lender for coinsured mortgages previously held by the Partnership. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate ("AIM Mortgage, Inc.") in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 15, 1994. Interest expense on the note payable was based on an interest rate of 7.25% per annum.

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 86 and AIM 88 (collectively the "AIM Funds") whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA mortgage-backed security transferred to IFI.

     The final coinsured mortgages held by the Partnership were prepaid in late 1996. As a result, the aforementioned demand note payable to AIM 88 and the expense reimbursement agreement from IFI were cancelled as of April 1, 1997.

10.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 12,079,389 Units were issued for an aggregate capital contribution of $241,587,780. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

11.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997.

(In Thousands, Except Per Unit Data)

                                                              1999
                                                         Quarter ended
                                     March 31        June 30      September 30   December 31
                                    ----------     -----------    ------------   -----------
Income                              $     3,166    $     3,122    $     3,047    $     2,895
Net gains from
   mortgage dispositions                     --            651            134             72
Net earnings                              2,665          3,292          2,715          2,553
Net earnings per Limited
   Partnership Unit - Basic                0.21           0.26           0.22           0.20


                                                              1998
                                                         Quarter ended
                                     March 31        June 30      September 30   December 31
                                    -----------    -----------    ------------   -----------
Income                              $     3,859    $     3,751    $     3,521    $     3,613
Net gains from mortgage
  dispositions                              104            858            202            239
Net earnings                              3,400          4,055          3,236          3,202
Net earnings per Limited
  Partnership Unit - Basic                 0.27           0.32           0.26           0.26


                                                               1997
                                                          Quarter ended
                                     March 31         June 30     September 30   December 31
                                    -----------     ----------    ------------   -----------
Income                              $     4,274     $    4,318    $     4,123    $     4,046
Net gains from mortgage
  dispositions                              205             --             --            703
Net earnings                              3,848          3,675          3,480          4,134
Net earnings per Limited
  Partnership Unit - Basic                 0.31           0.29           0.28           0.32

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1999

                                                                           Interest
                                                                           Rate on      Face            Net         Annual Payment
                                                   Maturity       Put      Mortgage    Value of    Carrying Value   (Principal and
Development Name/Location                            Date        Date(1)   (5)(9)      Mortgage(3)  (3)(11)(12)     Interest)(9)(10)
-------------------------                          --------      ------    --------   -----------  --------------   ---------------

ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Certificates (carried at fair value)

The Executive House, Dayton, OH                       8/21        12/01       7.5%    $    842,019    $    826,453   $    78,855 (4)
Woodland Hills Apts., Auburn, AL                     10/19         6/99       7.5%         693,447         680,880        68,044 (4)
Fairlawn II, Waterbury, CT                            6/20         5/00       7.5%         765,618         751,599        73,364 (4)
Willow Dayton, Chicago, IL                            8/19        12/00       7.5%       1,019,728       1,001,201        99,489 (4)
Cedar Ridge Apts., Richton Park, IL                   4/20         2/01       7.5%       2,731,968       2,682,020       262,699 (4)
Park Hill Apts., Lexington, KY                        3/19         3/00       7.5%       1,764,887       1,732,955       173,845 (4)
Fairfax House, Buffalo, NY                           11/19         5/00       7.5%       2,160,391       2,121,044       209,608 (4)
Country Club Terrace Apts., Holidaysburg, PA          8/19         6/00       7.5%       1,460,960       1,434,416       142,537 (4)
Summit Square Manor, Rochester, MN                    8/19         5/99       7.5%       1,921,473       1,886,562       187,467 (4)
Park Place, Rochester, MN                             3/20        10/99       7.5%         761,096         747,245        73,980 (4)
Nevada Hills Apts., Reno, NV                          2/21         8/00       7.5%       1,167,109       1,145,619       110,345 (4)
Colony West Apts., Chico, CA                          7/20        12/00       7.5%         651,970         640,023        62,365 (6)
Dunhaven Apts., Section I, Baltimore County, MD       1/20        12/99       7.5%         904,402         887,905        87,429 (6)
Steeplechase Apts., Aiken, SC                         9/18          N/A       7.5%         508,688         499,551        50,921 (6)
Walnut Hills Apts., Plainfield, IN                    9/19         3/00       7.5%         489,750         480,844        47,692 (6)
Woodland Villas, Jasper, AL                           8/19         3/00       7.5%         312,292         306,618        30,468 (6)
Ashley Oaks Apts., Carrollton, GA                     3/22         4/02       7.5%         564,300         553,823        52,292 (7)
Highland Oaks Apts., Phase III, Wichita Falls, TX     2/21         4/02       7.5%         949,180         931,702        89,741 (7)
Magnolia Place Apts., Franklin, TN                    5/20         4/02       7.5%         320,911         315,039        30,804 (7)
Rainbow Terrace Apts., Milwaukee, WI                  7/22         4/02       7.5%         321,064         315,089        29,581 (7)
Rock Glen Apts., Baltimore, MD                        1/22         4/02       7.5%       1,069,223       1,049,395        99,375 (7)
Stonebridge Apts., Phase I, Montgomery, AL            4/20         4/02       7.5%       1,030,864       1,012,017        99,125 (7)
Village Knoll Apts., Harrisburg, PA                   4/20         4/02       7.5%       1,070,281       1,050,713       102,914 (7)
Executive Tower, Toledo, OH                           3/27          N/A       8.75%      2,849,389       2,765,990       275,283
New Castle Apts., Austin, TX                          3/18          N/A       8.75%      1,990,590       1,934,481       219,143
Turtle Creek Apts., San Antonio, TX                   4/16          N/A       8.95%      1,608,730       1,612,421       188,596
Sangnok Villa, Los Angeles, CA                        1/30          N/A      10.25%        900,425         896,296        96,825
The Meadows of Livonia, Livonia, MI                   9/34          N/A       9.40%      6,419,087       6,389,002       627,836
Eaglewood Villa Apts., Springfield, OH                2/27          N/A       8.875%     2,710,626       2,631,244       264,707
Gold Key Village Apts., Englewood, OH                 6/27          N/A       9.00%      2,865,491       2,781,463       282,030
Stafford Towers, Baltimore, MD                        8/16          N/A       9.50%        352,169         351,161        42,613
Garden Court Apts., Lexington, KY                     8/27          N/A       8.60%      1,165,617       1,131,478       110,583
Northwood Place, Meridian, MS                         6/34          N/A       8.75%      4,481,163       4,348,375       412,635
Cheswick Apts., Indianapolis, IN                      9/27          N/A       8.75%      3,076,904       2,986,724       295,736
The Gate House Apts., Lexington, KY                   2/28          N/A       8.55%      2,806,505       2,724,247       264,092
Bradley Road Nursing, Bay Village, OH                 5/34          N/A       8.875%     2,506,847       2,432,542       233,708
Franklin Plaza, Cleveland, OH                         5/23          N/A       8.175%     5,241,707       4,978,934       503,183
Heritage Heights Apts., Harrison, AZ                  4/32          N/A       9.50%        414,315         412,404        41,313
Pleasant View Nursing Home, Union, NJ                 6/29          N/A       7.75%      7,445,317       7,068,954       643,311
                                                                                      ------------    ------------
   Total FHA-Insured Certificates -
      Acquired Insured Mortgages, carried at fair value                               $ 70,316,503    $ 68,498,429
                                                                                      ------------    ------------
ACQUIRED INSURED MORTGAGES
--------------------------
GNMA Mortgage-Backed Securities
   (carried at fair value)

Pine Tree Lodge, Pasadena, TX                        12/33          N/A       9.50%   $  2,013,534    $  2,014,205   $   194,357
Stone Hedge Village Apts., Farmington, NY            11/27          N/A       7.00%      1,788,076       1,718,181       143,375
Afton Square Apts., Portsmouth, VA                   12/28          N/A       7.25%      1,049,411       1,008,288        81,544
Carlisle Apts., Houston, TX                          12/28          N/A       7.125%     2,096,147       2,014,047       166,042
Independence Park, Largo, FL                          9/29          N/A       7.75%      3,954,786       3,799,334       331,030
                                                                                      ------------    ------------
Total GNMA Mortgage-Backed Securities                                                 $ 10,901,954    $ 10,554,055
                                                                                      ------------    ------------
Total investment in Acquired Insured
   Mortgages, carried at fair value                                                   $ 81,218,457    $ 79,052,484
                                                                                      ------------    ------------
ORIGINATED INSURED MORTGAGES
----------------------------
GNMA Mortgage-Backed Security
   (carried at fair value)

Oak Forest Apts. II, Ocoee, FL                       12/31        11/09       8.25%   $ 10,488,963    $ 10,075,773   $   840,446

FHA-Insured Certificate
   (carried at fair value)

Waterford Green Apts., South St. Paul, MN (11)       11/30        12/04       7.25%      5,927,095       5,627,406       481,564
                                                                                       -----------    ------------
Total investment in Originated Insured
   Mortgages, carried at fair value                                                   $ 16,416,058    $ 15,703,179
                                                                                      ------------    ------------
Total investment in FHA-Insured Certificates
   and GNMA Mortgage-Backed Securities                                                $ 97,634,515    $ 94,755,663
                                                                                      ------------    ------------
ACQUIRED INSURED MORTGAGES
--------------------------
FHA-Insured Loans
   (carried at amortized cost)(2)

Bay Pointe Apts., Lafayette, IN                       2/23        11/00       7.5%    $  2,005,166    $  1,670,039   $   185,272 (8)
Baypoint Shoreline Apts., Duluth, MN                  1/22         8/00       7.5%         946,479         785,283        87,967 (8)
Berryhill Apts., Grass Valley, CA                     1/21         8/99       7.5%       1,223,861       1,018,636       115,899 (8)
Brougham Estates II, Kansas City, KS                 11/22         8/00       7.5%       2,519,834       2,084,426       230,860 (8)
College Green Apts., Wilmington, NC                   3/23         6/01       7.5%       1,354,862       1,119,860       123,455 (8)
Fox Run Apts., Dothan, AL                            10/19        12/97       7.5%       1,194,069         998,684       116,242 (8)
Kaynorth Apts., Lansing, MI                           4/23         3/01       7.5%       1,838,685       1,519,204       167,318 (8)
Town Park Apts., Rockingham, NC                      10/22         6/01       7.5%         618,215         512,016        56,755 (8)
Westbrook Apts., Kokomo, IN                          11/22        12/00       7.5%       1,752,170       1,459,313       163,177 (8)
                                                                                      ------------    ------------
Total investment in Acquired Insured
   Mortgages, carried at amortized cost                                               $ 13,453,341    $ 11,167,461
                                                                                      ------------    ------------
ORIGINATED INSURED MORTGAGES
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
   (carried at amortized cost)(2) - Continued

Cobblestone Apts., Fayetteville, NC                   3/28        12/02       8.50%   $  4,942,632    $  5,084,936    $   462,703
Longleaf Lodge, Hoover, AL                            7/26           --       8.25%      3,041,602       3,078,723        282,958
The Plantation, Greenville, NC                        4/28         4/03       8.25%      4,395,636       4,535,606        402,046
                                                                                      ------------    ------------
Total investment in Originated Insured
   Mortgages, carried at amortized cost                                               $ 12,379,870    $ 12,699,265
                                                                                      ------------    ------------
Total investment in FHA-Insured Loans                                                 $ 25,833,211    $ 23,866,726
                                                                                      ------------    ------------
TOTAL INVESTMENT IN INSURED MORTGAGES                                                 $123,467,726    $118,622,389
                                                                                      ============    ============

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE



(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign an Insured Mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement, if the Insured Mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefore, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of a mortgage sold in a GNMA auction, was sold in an auction prior to February 1984. The Partnership has initiated its request to put these mortgages to FHA as they become due. Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

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

(9) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as "Participations") measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $45,164, $111,544, and $89,223, respectively, from the Participations.

(10) Principal and interest are payable at level amounts over the life of the mortgages.

(11) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 1999 and 1998, is as follows:

                                                                   1999              1998
                                                              --------------    --------------

Beginning balance                                             $  151,427,095    $  187,055,564

   Principal receipts on mortgages                                (1,308,678)       (1,322,056)

   Proceeds from disposition of Mortgages                        (26,870,388)      (31,043,325)(1)

   Net gains on mortgage dispositions                                856,751         1,403,150

   Decrease to unrealized gains on
      Investments in Insured Mortgages                            (5,482,391)       (4,666,238)
                                                              --------------    --------------
Ending balance                                                $  118,622,389    $  151,427,095
                                                              ==============    ==============

(1) This amount represents cash proceeds of $29,895,275 (as reflected in the Statements of Cash Flows) and non-cash proceeds of $1,148,050.

(12) As of December 31, 1999 and 1998, the tax basis of the Insured Mortgages was approximately $116.3 million and $143.5 million, respectively.