Form 10-Q
period 2000-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2000-05-11
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                          March 31,2000
                                               -------------

Commission file number                            1-11059
                                                  -------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


          California                                   13-3257662
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------                --------
 (Address of principal executive offices)               (Zip Code)

                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

     As of March 31, 2000, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                                   Page
                                                                                                   ----

PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999                     4

              Statements of Income and Comprehensive Income - for the three
                 months ended March 31, 2000 and 1999 (unaudited)                                   5

              Statement of Changes in Partners' Equity - for the three months ended
                 March 31, 2000 (unaudited)                                                         6

              Statements of Cash Flows - for the three months ended March 31, 2000
                 and 1999 (unaudited)                                                               7

              Notes to Financial Statements (unaudited)                                             8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        12

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           15

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     16

Signature                                                                                          17

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                           March 31,        December 31,
                                                             2000               1999
                                                        --------------     -------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                           $  77,243,978     $  79,052,484
    Originated insured mortgages                            15,708,416        15,703,179
                                                         -------------     -------------
                                                            92,952,394        94,755,663


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                              11,132,739        11,167,461
    Originated insured mortgages                            12,667,924        12,699,265
                                                         -------------     -------------
                                                            23,800,663        23,866,726

Cash and cash equivalents                                    5,242,702        23,723,644

Receivables and other assets                                   962,338         1,123,472
                                                         -------------     -------------
      Total assets                                       $ 122,958,097     $ 143,469,505
                                                         =============     =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                    $   5,907,775     $  22,876,915

Accounts payable and accrued expenses                          144,816           147,473
                                                         -------------     -------------
      Total liabilities                                      6,052,591        23,024,388
                                                         -------------     -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                121,734,858       125,182,237
  General partners' deficit                                 (4,891,019)       (4,751,114)
  Accumulated other comprehensive income                        61,667            13,994
                                                         -------------     -------------
      Total Partners' equity                               116,905,506       120,445,117
                                                         -------------     -------------
      Total liabilities and partners' equity             $ 122,958,097     $ 143,469,505
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                       For the three months ended
                                                                March 31,
                                                     -------------------------------
                                                         2000               1999
                                                     -------------------------------
Income:
  Mortgage investment income                         $ 2,520,344         $ 3,117,539
  Interest and other income                              155,694              48,394
                                                     -----------         -----------
                                                       2,676,038           3,165,933
                                                     -----------         -----------

Expenses:
  Asset management fee to related parties                293,517             361,907
  General and administrative                             106,053             139,226
                                                     -----------         -----------
                                                         399,570             501,133
                                                     -----------         -----------
Net earnings before gains on
  mortgage dispositions                                2,276,468           2,664,800

Net gains on mortgage dispositions                        44,023                   -
                                                     -----------         -----------

Net earnings                                         $ 2,320,491         $ 2,664,800
                                                     ===========         ===========

Other comprehensive income (loss)                         47,673          (1,124,212)
                                                     -----------         -----------
Comprehensive income                                 $ 2,368,164         $ 1,540,588
                                                     -----------         -----------

Net earnings allocated to:
  Limited partners - 96.1%                           $ 2,229,992         $ 2,560,873
  General Partner -   3.9%                                90,499             103,927
                                                     -----------         -----------
                                                     $ 2,320,491         $ 2,664,800
                                                     ===========         ===========

Net earnings per Unit of limited
  partnership interest - basic                       $      0.18         $      0.21
                                                     ===========         ===========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2000

                                   (Unaudited)

                                                                                        Accumulated
                                                                                          Other
                                                      General          Limited         Comprehensive
                                                      Partner          Partner            Income            Total
                                                   -------------     -------------     -------------     -------------

Balance, December 31, 1999                         $  (4,751,114)    $ 125,182,237     $      13,994     $ 120,445,117

  Net Earnings                                            90,499         2,229,992                 -         2,320,491

  Adjustment to unrealized gains on
     investments in insured mortgages                          -                 -            47,673            47,673

  Distributions paid or accrued of $0.47 per Unit,
     including return of capital of $0.29 per Unit      (230,404)       (5,677,371)                -        (5,907,775)
                                                   -------------     -------------     -------------     -------------

Balance, March 31, 2000                            $  (4,891,019)    $ 121,734,858     $      61,667     $ 116,905,506
                                                   =============     =============     =============     =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2000                                                     12,079,514
                                                                        ==========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                             2000             1999
                                                                                         -----------      -----------
Cash flows from operating activities:
   Net earnings                                                                          $ 2,320,491      $ 2,664,800
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (44,023)               -
      Changes in assets and liabilities:
         Decrease in receivables and other assets                                            161,134          221,984
         (Decrease) increase in accounts payable and accrued expenses                         (2,657)         298,233
                                                                                         -----------      -----------

            Net cash provided by operating activities                                      2,434,945        3,185,017
                                                                                         -----------      -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                     301,431          342,360
   Proceeds from mortgage dispositions                                                     1,659,597                -
   Proceeds from redemption of debenture                                                           -        2,296,098
   Debenture proceeds due to affiliate                                                             -       (1,148,049)
                                                                                         -----------      -----------

            Net cash provided by investing activities                                      1,961,028        1,490,409
                                                                                         -----------      -----------

Cash flows from financing activities:
Distributions paid to partners                                                           (22,876,915)     (15,963,562)
                                                                                         -----------      -----------

            Net cash used in financing activities                                        (22,876,915)     (15,963,562)
                                                                                         -----------      -----------

Net decrease in cash and cash equivalents                                                (18,480,942)     (11,288,136)

Cash and cash equivalents, beginning of period                                            23,723,644       15,793,919
                                                                                         -----------      -----------

Cash and cash equivalents, end of period                                                 $ 5,242,702      $ 4,505,783
                                                                                         ===========      ===========


                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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


     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the  Partnership's  aggregate  investment  in Fully Insured
Mortgages:

                                                                 March 31,              December 31,
                                                                   2000                    1999
                                                               ------------             ------------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       5                        5
    FHA-Insured Certificates (1) (2)                                     38                       39
  Amortized Cost                                                $76,151,262              $77,969,011
  Face Value                                                     79,360,445               81,218,457
  Fair Value                                                     77,243,978               79,052,484

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,739,466              $16,772,658
  Face Value                                                     16,382,866               16,416,058
  Fair Value                                                     15,708,416               15,703,179


     Listed below is a summary of prepayments on fully Insured Mortgages as of May 1, 2000:

                                                      Date                                           Distribution
                                        Net         Proceeds       Gain/     Dist./    Declaration     Payment
       Complex name                   Proceeds      Received      (Loss)      Unit        Date          Date
       ------------                   --------      --------      ------      ----        ----          ----
   (1) Turtle Creek Apartments        $1,660,000    Jan. 2000     $44,023     $ 0.13    Jan. 2000      May 2000

   (2) Woodland Hills Apartments         693,000    April 2000       *


     * In April 2000, the mortgage on Woodland Hills Apartments was prepaid. The Partnership received net proceeds of approximately $693,000 and expects to recognize a gain of approximately $94,000. The Partnership expects to declare approximately $0.06 per Unit in May 2000, related to the prepayment of this mortgage.


     As of May 1, 2000, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments and Town Park Apartments, which are delinquent with respect to the March April 2000 payments of principal and interest. The respective servicers of these mortgages have filed Notices of Default with HUD.

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
     Loans:

                                                                 March 31,               December 31,
                                                                   2000                     1999
                                                                -----------              -----------
  Fully Insured Acquired Loans:
    Number of Loans                                                       9                        9
    Amortized Cost                                              $11,132,739              $11,167,461
    Face Value                                                   13,393,483               13,453,341
    Fair Value                                                   13,114,130               13,203,586

  Fully Insured Originated Loans:
    Number of Loans                                                       3                        3
    Amortized Cost                                              $12,667,924              $12,699,265
    Face Value                                                   12,351,169               12,379,870
    Fair Value                                                   12,003,761               12,017,626

     As of May 1, 2000, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 2000 and 1999, the Partnership received additional interest of $21,566 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2000 and 1999 are as follows:

                                                       2000          1999
                                                       ----          ----

                Quarter ended March 31,               $0.47(1)(2)   $0.40(3)(4)
                                                      -----         -----
                                                      $0.47         $0.40
                                                      =====         =====

     The following disposition proceeds are included in the distributions listed above:

                                                             Date                            Net
                                                           Proceeds          Type of      Proceeds
                  Complex Name(s)                          Received        Disposition    Per Unit
                  ---------------                          --------        -----------    --------
      (1) Northwood Apartments                           December 1999      Prepayment       $0.13

      (2) Turtle Creek Apartments                        January 2000       Prepayment        0.13

      (3) Gamel & Gamel Apartments                       December 1998      Prepayment        0.06

      (4) Debenture from Portervillage I Apartments*     January 1999       Assignment        0.10

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                                    For the
                                                                                               three months ended
                                                                                                   March 31,
                                                                                             --------------------
      Name of Recipient                Capacity in Which Served/Item                           2000        1999
      -----------------                -----------------------------                         --------    --------
CRIIMI, Inc (1).                       General Partner/Distribution                          $230,404    $196,088

AIM Acquisition Partners, L.P.(2)      Advisor/Asset Management Fee                           293,517     361,907

CRIIMI MAE Management, Inc.            Affiliate of General Partner/Expense Reimbursement      12,966       7,443


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $86,438 and $106,674 for the three months ended March 31, 2000 and 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters,
(ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

General
-------

     As of March 31, 2000, the Partnership had invested in 57 Insured Mortgages with an aggregate amortized cost of approximately $117 million, an aggregate face value of approximately $121 million and an aggregate fair value of approximately $118 million, as discussed below.

     In April 2000, the mortgage on Woodland Hills Apartments was prepaid. The Partnership received net proceeds of approximately $693,000 and expects to recognize a gain of approximately $94,000. The Partnership expects to declare approximately $0.06 per Unit in May 2000, related to the prepayment of this mortgage.

     As of May 1, 2000, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments and Town Park Apartments, which are delinquent with respect to the March and April 2000 payments of principal and interest. The respective servicers of these mortgages have filed Notices of Default with HUD.

Results of Operations
---------------------

     Net earnings decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in mortgage investment income. This decrease in earnings was partially offset by an increase in interest and other income and a decrease in general and administrative expenses.

     Mortgage investment income decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 12 mortgage dispositions with an aggregate principal balance of approximately $28 million, representing an approximate 19% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in temporary employment costs and a decrease in mortgage service fees.

     Net gains on mortgage dispositions increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999. During the first three months of 2000, the Partnership recognized a gain of approximately $44,000 from the prepayment of the mortgage on Turtle Creek Apartments. During the first three months of 1999, no gains or losses were recognized.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the reduction in the mortgage base and due to a decrease in the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses is due to the timing of payment of asset management fee to related parties.

     Net cash provided by investing activities increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999. This increase is primarily due to an increase in proceeds received from the disposition of mortgages and is partially offset by a decrease in net debenture proceeds.

     Net cash used in financing activities increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners in the first three months of 2000 versus the same period in 1999.

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

PART I.      FINANCIAL INFORMATION
ITEM 2A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

     Management has determined that there has not been a material change as of March 31, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

     The exhibits filed as part of this report are listed below:

                  Exhibit No.               Description
                  -----------               -----------

                      27                    Financial Data Schedule

PART II.        OTHER INFORMATION

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

                                                     AMERICAN INSURED MORTGAGE
                                                      INVESTORS L.P. - SERIES 85
                                                      (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


May 11, 2000                                         /s/ Cynthia O. Azzara
------------                                         ---------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer