Form 10-Q
period 2000-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2000-08-11
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended           June 30,2000
                                ------------

Commission file number            1-11059
                                  -------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


          California                                    13-3257662
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2000, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999                      4

              Statements of Income and Comprehensive Income - for the three and
                 six months ended June 30, 2000 and 1999 (unaudited)                                5

              Statement of Changes in Partners' Equity - for the six months ended
                 June 30, 2000 (unaudited)                                                          6

              Statements of Cash Flows - for the six months ended June 30, 2000
                 and 1999 (unaudited)                                                               7

              Notes to Financial Statements (unaudited)                                             8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     17

Signature                                                                                          18

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                                  June 30,        December 31,
                                                                   2000              1999
                                                               -------------     -------------

                                                                (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                                 $  73,090,226     $  79,052,484
    Originated insured mortgages                                  15,540,211        15,703,179
                                                               -------------     -------------
                                                                  88,630,437        94,755,663


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                    11,097,147        11,167,461
    Originated insured mortgages                                  12,635,948        12,699,265
                                                               -------------     -------------
                                                                  23,733,095        23,866,726

Cash and cash equivalents                                          5,130,952        23,723,644

Receivables and other assets                                         928,489         1,123,472
                                                               -------------     -------------
      Total assets                                             $ 118,422,973     $ 143,469,505
                                                               =============     =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                          $   5,782,077     $  22,876,915

Accounts payable and accrued expenses                                124,121           147,473
                                                               -------------     -------------
      Total liabilities                                            5,906,198        23,024,388
                                                               -------------     -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                      118,480,751       125,182,237
  General partners' deficit                                       (5,023,079)       (4,751,114)
  Accumulated other comprehensive income                            (940,897)           13,994
                                                               -------------     -------------
      Total Partners' equity                                     112,516,775       120,445,117
                                                               -------------     -------------
      Total liabilities and partners' equity                   $ 118,422,973     $ 143,469,505
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                 For the three months ended        For the six months ended
                                                           June 30,                         June 30,
                                                 ---------------------------      ---------------------------
                                                    2000            1999             2000           1999
                                                 -----------     -----------      -----------     -----------
Income:
  Mortgage investment income                     $ 2,451,412     $ 3,084,695      $ 4,971,756     $ 6,202,234
  Interest and other income                          101,784          37,689          257,478          86,083
                                                 -----------     -----------      -----------     -----------
                                                   2,553,196       3,122,384        5,229,234       6,288,317
                                                 -----------     -----------      -----------     -----------

Expenses:
  Asset management fee to related parties            288,452         353,668          581,969         715,575
  General and administrative                         103,770         127,101          209,823         266,327
                                                 -----------     -----------      -----------     -----------
                                                     392,222         480,769          791,792         981,902
                                                 -----------     -----------      -----------     -----------
Net earnings before gains on
  mortgage dispositions                            2,160,974       2,641,615        4,437,442       5,306,415

Net gains on mortgage dispositions                   234,936         650,781          278,959         650,781
                                                 -----------     -----------      -----------     -----------

Net earnings                                     $ 2,395,910     $ 3,292,396      $ 4,716,401     $ 5,957,196
                                                 ===========     ===========      ===========     ===========

Other comprehensive income (loss)                 (1,002,564)     (2,356,502)        (954,891)     (3,480,714)
                                                 -----------     -----------      -- --------     -----------
Comprehensive income                             $ 1,393,346     $   935,894      $ 3,761,510     $ 2,476,482
                                                 -----------     -----------      -----------     -----------

Net earnings allocated to:
  Limited partners - 96.1%                       $ 2,302,470     $ 3,163,993      $ 4,532,461     $ 5,724,865
  General Partner -   3.9%                            93,440         128,403          183,940         232,331
                                                 -----------     -----------      -----------     -----------
                                                 $ 2,395,910     $ 3,292,396      $ 4,716,401     $ 5,957,196
                                                 ===========     ===========      ===========     ===========

Net earnings per Unit of limited
  partnership interest - basic                   $      0.19     $      0.26      $      0.38     $      0.47
                                                 ===========     ===========      ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2000

                                   (Unaudited)

                                                                                           Accumulated
                                                                                             Other
                                                       General            Limited         Comprehensive
                                                       Partner            Partner            Income              Total
                                                    -------------      -------------      -------------      -------------
Balance, December 31, 1999                          $  (4,751,114)     $ 125,182,237      $      13,994      $ 120,445,117

  Net Earnings                                            183,940          4,532,461                  -          4,716,401

  Adjustment to unrealized gains on
     investments in insured mortgages                           -                  -           (954,891)          (954,891)

  Distributions paid or accrued of $0.93 per Unit,
     including return of capital of $0.55 per Unit       (455,905)       (11,233,947)                 -        (11,689,852)
                                                    -------------      -------------      -------------      -------------

Balance, June 30, 2000                              $  (5,023,079)     $ 118,480,751      $    (940,897)     $ 112,516,775
                                                    =============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2000                                                     12,079,514
                                                                       ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                             2000               1999
                                                                                         ------------       ------------
Cash flows from operating activities:
   Net earnings                                                                          $  4,716,401       $  5,957,196
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (278,959)          (650,781)
      Changes in assets and liabilities:
         Decrease in receivables and other assets                                             194,983            315,641
         Decrease in accounts payable and accrued expenses                                    (23,352)          (139,270)
                                                                                         ------------       ------------

            Net cash provided by operating activities                                       4,609,073          5,482,786
                                                                                         ------------       ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      596,163            671,065
   Proceeds from mortgage dispositions                                                      4,986,762          5,129,812
   Proceeds from redemption of debenture                                                            -          2,296,098
   Debenture proceeds due to affiliate                                                              -         (1,148,049)
                                                                                         ------------       ------------

            Net cash provided by investing activities                                       5,582,925          6,948,926
                                                                                         ------------       ------------

Cash flows from financing activities:
   Distributions paid to partners                                                         (28,784,690)       (20,991,457)
                                                                                         ------------       ------------

            Net cash used in financing activities                                         (28,784,690)       (20,991,457)
                                                                                         ------------       ------------

Net decrease in cash and cash equivalents                                                 (18,592,692)        (8,559,745)

Cash and cash equivalents, beginning of period                                             23,723,644         15,793,919
                                                                                         ------------       ------------

Cash and cash equivalents, end of period                                                 $  5,130,952       $  7,234,174
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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the  Partnership's  aggregate  investment  in Fully Insured
Mortgages:

                                                                 June 30,               December 31,
                                                                  2000                      1999
                                                               ------------             ------------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       5                        5
    FHA-Insured Certificates (1) (2) (3) (4)                             35                       39
  Amortized Cost                                               $ 72,865,678             $ 77,969,011
  Face Value                                                     75,808,063               81,218,457
  Fair Value                                                     73,090,226               79,052,484

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,705,657             $ 16,772,658
  Face Value                                                     16,349,056               16,416,058
  Fair Value                                                     15,540,211               15,703,179


     Listed below is a summary of prepayments on Fully Insured Mortgages as of August 1, 2000:

                                                     Date                                           Distribution
                                      Net          Proceeds       Gain/      Dist./    Declaration    Payment
       Complex Name                 Proceeds       Received      (Loss)       Unit        Date          Date
       ------------               ------------    ----------    --------     ------     ---------     ---------
(1) Turtle Creek Apartments       $ 1,660,000     Jan. 2000     $ 44,023     $ 0.13     Jan. 2000     May  2000
(2) Woodland Hills Apartments         693,000     April 2000      93,811       0.06     May  2000     Aug. 2000
(3) New Castle Apartments           1,988,000     May 2000         8,158       0.16     May  2000     Aug. 2000
(4) Colony West Apartments            646,000     May 2000       132,967       0.05     June 2000     Aug. 2000

     As of August 1, 2000, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Gold Key Village Apartments, which is delinquent with respect to the July payment of principal and interest. The mortgage on Town Park Apartments, which was previously delinquent, has been brought current. In addition, the Partnership has not received principal and interest from the mortgages on Fox Run Apartments since May 2000, and Park Place Apartments and Summit Square Manor since June 2000, as discussed below.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance, of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     As of August 1, 2000, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:
                                                     Outstanding
                                                      Principal       Approval
Property Name                   Application Date       Balance          Date
-------------                   ----------------     -----------      --------
Fox Run Apartments                  May  2000          $1,185,000       N/A
Park Place Apartments               June 2000             754,000       N/A
Summit Square Manor                 June 2000           1,903,000       N/A


4.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                                 June 30,               December 31,
                                                                   2000                     1999
                                                               ------------             ------------
  Fully Insured Acquired Loans:
    Number of Loans                                                       9                        9
    Amortized Cost                                             $ 11,097,147             $ 11,167,461
    Face Value                                                   13,332,495               13,453,341
    Fair Value                                                   12,999,151               13,203,586

  Fully Insured Originated Loans:
    Number of Loans                                                       3                        3
    Amortized Cost                                             $ 12,635,948             $ 12,699,265
    Face Value                                                   12,321,865               12,379,870
    Fair Value                                                   11,819,811               12,017,626

     As of August 1, 2000, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 2000, the Partnership received additional interest of $0 and $21,566, respectively, from the Participations. During the three and six months ended June 30, 1999, the Partnership received additional interest of $45,164 and $45,164, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2000 and 1999 are as follows:

                                                     2000           1999
                                                    ------         ------
              Quarter ended March 31,               $ 0.47(1)(2)   $ 0.40(5)(6)
              Quarter ended June 30,                  0.46(3)(4)     0.65(7)(8)
                                                    ------         ------
                                                    $ 0.93         $ 1.05
                                                    ======         ======

     The following disposition proceeds are included in the distributions listed above:

                                                          Date                            Net
                                                        Proceeds          Type of      Proceeds
                    Complex Name(s)                     Received        Disposition    Per Unit
                    ---------------                     --------        -----------    --------
      (1) Northwood Apartments                        December 1999      Prepayment       $0.13
      (2) Turtle Creek Apartments                     January 2000       Prepayment        0.13
      (3) Woodland Hills Apartments and New
             Castle Apartments                          May 2000         Prepayment        0.22
      (4) Colony West Apartments                        May 2000         Prepayment        0.05
      (5) Gamel & Gamel Apartments                    December 1998      Prepayment        0.06
      (6) Debenture from Portervillage I
             Apartments *                             January 1999       Assignment        0.10
      (7) Nassau Apartments, Walnut Apartments and
             Kings Villa/Discovery Commons             April 1999        Prepayment        0.37
      (8) Quail Creek Apartments                        May 1999         Prepayment        0.04

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


6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                    For the                   For the
                                                                              three months ended         Six months ended
                                                                                   June 30,                   June 30,
                                                                            ----------------------     ----------------------
Name of Recipient                Capacity in Which Served/Item                2000         1999          2000         1999
-----------------                -----------------------------              ---------    ---------     ---------    ---------
CRIIMI, Inc (1).               General Partner/Distribution                 $ 225,501    $ 318,643     $ 455,905    $ 514,731
AIM Acquisition Partners,
   L.P.(2)                     Advisor/Asset Management Fee                   288,452      353,668       581,969      715,575
CRIIMI MAE Management, Inc.    Affiliate of General Partner/Expense
                                  Reimbursement                                12,750       15,046        25,716       22,488

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $85,021 and $171,459 for the three and six months ended June 30, 2000, respectively, and $104,247 and $210,921 for the three and six months ended June 30, 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

Year 2000
---------

     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

General
-------

     As of June 30, 2000, the Partnership had invested in 54 Insured Mortgages with an aggregate amortized cost of approximately $113 million, an aggregate face value of approximately $118 million and an aggregate fair value of approximately $113 million, as discussed below.

     As of August 1, 2000, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are current with respect to the payment of principal and interest, except for the mortgage on Gold Key Village Apartments, which is delinquent with respect to the July payment of principal and interest. The mortgage on Town Park Apartments, which was previously delinquent, has been brought current. In addition, the Partnership has not received principal and interest from the mortgages on Fox Run Apartments since May 2000, and Park Place Apartments and Summit Square Manor since June 2000, as discussed below.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance, of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     As of August 1, 2000, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                     Outstanding
                                                      Principal       Approval
Property Name                   Application Date       Balance          Date
-------------                   ----------------     -----------      --------
Fox Run Apartments                  May  2000          $1,185,000       N/A
Park Place Apartments               June 2000             754,000       N/A
Summit Square Manor                 June 2000           1,903,000       N/A

Results of Operations
---------------------

     Net earnings decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 15 mortgage dispositions with an aggregate principal balance of approximately $32 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income increased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in temporary employment costs and a decrease in mortgage service fees.

     Net gains on mortgage dispositions decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. During the first six months of 2000, the Partnership recognized gains of approximately $279,000 from the prepayment of the mortgages on Turtle Creek Apartments, Woodland Hills Apartments, New Castle Apartments and Colony West Apartments. During the first six months of 1999, the Partnership recognized net gains of approximately $651,000 from the prepayment of the mortgages on Nassau Apartments, Walnut Apartments, Kings Villa/Discovery Commons and Quail Creek Apartments.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to the reduction in the mortgage base.

     Net cash provided by investing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999. This decrease is primarily due to a decrease in proceeds received from the disposition of mortgages and a decrease in net debenture proceeds.

     Net cash used in financing activities increased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners in the first six months of 2000 versus the same period in 1999.

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

     Management has determined that there has not been a material change as of June 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

     The exhibits filed as part of this report are listed below:

                  Exhibit No.               Description
                  -----------               -----------

                      27                Financial Data Schedule

PART II  OTHER INFORMATION

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 85
                                                       (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


August 11, 2000                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer