Form 10-Q
period 2000-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2000-11-14
CIK 753281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                        September 30,2000
                                                             -----------------

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

                 11200 Rockville Pike, Rockville, Maryland 20852
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2000,   12,079,514   depositary  units  of  limited
partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999                 4

              Statements of Income and Comprehensive Income - for the three and
                 nine months ended September 30, 2000 and 1999 (unaudited)                          5

              Statement of Changes in Partners' Equity - for the nine months ended
                 September 30, 2000 (unaudited)                                                     6

              Statements of Cash Flows - for the nine months ended September 30, 2000
                 and 1999 (unaudited)                                                               7

              Notes to Financial Statements (unaudited)                                             8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     17

Signature                                                                                          18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                             September 30,      December 31,
                                                                 2000              1999
                                                             -------------     -------------
                                                              (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                               $  73,614,363     $  79,052,484
    Originated insured mortgages                                15,575,163        15,703,179
                                                             -------------     -------------
                                                                89,189,526        94,755,663


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                  11,060,663        11,167,461
    Originated insured mortgages                                12,603,323        12,699,265
                                                             -------------     -------------
                                                                23,663,986        23,866,726

Cash and cash equivalents                                        1,813,981        23,723,644

Receivables and other assets                                     1,032,608         1,123,472
                                                             -------------     -------------
      Total assets                                           $ 115,700,101     $ 143,469,505
                                                             =============     =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $   2,262,552     $  22,876,915

Accounts payable and accrued expenses                              119,027           147,473
                                                             -------------     -------------
      Total liabilities                                          2,381,579        23,024,388
                                                             -------------     -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                    118,178,411       125,182,237
  General partners' deficit                                     (5,035,349)       (4,751,114)
  Accumulated other comprehensive income                           175,460            13,994
                                                             -------------     -------------
      Total Partners' equity                                   113,318,522       120,445,117
                                                             -------------     -------------
      Total liabilities and partners' equity                 $ 115,700,101     $ 143,469,505
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                For the three months ended        For the nine months ended
                                                       September 30,                    September 30,
                                               -----------------------------    -----------------------------
                                                   2000            1999             2000            1999
                                               -------------   -------------    -------------   -------------
Income:
  Mortgage investment income                   $   2,284,389   $   2,987,586    $   7,256,145   $   9,189,820
  Interest and other income                           45,210          59,638          302,688         145,721
                                               -------------   -------------    -------------   -------------
                                                   2,329,599       3,047,224        7,558,833       9,335,541
                                               -------------   -------------    -------------   -------------

Expenses:
  Asset management fee to related parties            283,440         349,290          865,409       1,064,865
  General and administrative                          98,217         117,191          308,040         383,518
                                               -------------   --------------   -------------   -------------
                                                     381,657         466,481        1,173,449       1,448,383
                                               -------------   -------------    -------------   -------------
Net earnings before gains on
  mortgage dispositions                            1,947,942       2,580,743        6,385,384       7,887,158

Net gains on mortgage dispositions                         -         134,433          278,959         785,214
                                               -------------   -------------    -------------   -------------

Net earnings                                   $   1,947,942   $   2,715,176    $   6,664,343   $   8,672,372
                                               =============   =============    =============   =============

Other comprehensive income (loss)                  1,116,357        (233,739)         161,466      (3,714,453)
                                               -------------   -------------    -------------   -------------
Comprehensive income                           $   3,064,299   $   2,481,437    $   6,825,809   $   4,957,919
                                               -------------   -------------    -------------   -------------

Net earnings allocated to:
  Limited partners - 96.1%                     $   1,871,972   $   2,609,284    $   6,404,434   $   8,334,149
  General Partner -   3.9%                            75,970         105,892          259,909         338,223
                                               -------------   -------------    -------------   -------------
                                               $   1,947,942   $   2,715,176    $   6,664,343   $   8,672,372
                                               =============   =============    =============   =============

Net earnings per Unit of limited
  partnership interest - basic                        $ 0.15          $ 0.22           $ 0.53          $ 0.69
                                                      ======          ======           ======          ======

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2000

                                   (Unaudited)

                                                                                          Accumulated
                                                                                            Other
                                                            General         Limited      Comprehensive
                                                            Partner         Partner         Income           Total
                                                         -------------   -------------   -------------   -------------

Balance, December 31, 1999                               $  (4,751,114)  $ 125,182,237   $      13,994   $ 120,445,117

  Net Earnings                                                 259,909       6,404,434               -       6,664,343

  Adjustment to unrealized gains on
     investments in insured mortgages                                -               -         161,466         161,466

  Distributions paid or accrued of $1.11 per Unit,
     including return of capital of $0.58 per Unit            (544,144)    (13,408,260)              -     (13,952,404)
                                                          ------------   -------------   -------------   -------------

Balance, September 30, 2000                              $  (5,035,349)  $ 118,178,411   $     175,460   $ 113,318,522
                                                         =============   =============   =============   =============

Limited Partnership Units outstanding - basic, as
  of September 30, 2000                                                     12,079,514
                                                                            ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                              2000             1999
                                                                                          -------------   -------------
Cash flows from operating activities:
   Net earnings                                                                           $   6,664,343   $   8,672,372
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                        (278,959)       (785,214)
      Changes in assets and liabilities:
         Decrease in receivables and other assets                                                90,864         243,443
         Decrease in accounts payable and accrued expenses                                      (28,446)       (126,480)
                                                                                          -------------   -------------

            Net cash provided by operating activities                                         6,447,802       8,004,121
                                                                                          -------------   -------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                        898,307       1,008,486
   Proceeds from mortgage dispositions                                                        5,310,995       8,190,810
   Proceeds from redemption of debenture                                                              -       2,296,098
   Debenture proceeds due to affiliate                                                                -      (1,148,049)
                                                                                          -------------   -------------

            Net cash provided by investing activities                                         6,209,302      10,347,345
                                                                                          -------------   -------------

Cash flows from financing activities:
   Distributions paid to partners                                                           (34,566,767)    (29,161,784)
                                                                                          -------------   -------------

            Net cash used in financing activities                                           (34,566,767)    (29,161,784)
                                                                                          -------------   -------------

Net decrease in cash and cash equivalents                                                   (21,909,663)    (10,810,318)

Cash and cash equivalents, beginning of period                                               23,723,644      15,793,919
                                                                                          -------------   -------------

Cash and cash equivalents, end of period                                                  $   1,813,981   $   4,983,601
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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the  Partnership's  aggregate  investment  in Fully Insured
Mortgages:

                                                                September 30,           December 31,
                                                                   2000                     1999
                                                                -----------              -----------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities (5)                                   5                        5
    FHA-Insured Certificates (1) (2) (3) (4)                             35                       39
  Amortized Cost                                                $72,667,082              $77,969,011
  Face Value                                                     75,568,266               81,218,457
  Fair Value                                                     73,614,363               79,052,484

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,346,984              $16,772,658
  Face Value                                                     16,314,617               16,416,058
  Fair Value                                                     15,575,163               15,703,179



     Listed below is a summary of prepayments on Fully Insured Mortgages as of November 1, 2000:

                                                      Date                                        Distribution
                                        Net         Proceeds      Gain/    Dist./   Declaration     Payment
       Complex Name                   Proceeds      Received     (Loss)     Unit       Date          Date
       ------------                  ----------    ----------   --------   ------   -----------   ------------
   (1) Turtle Creek Apartments       $ 1,660,000   Jan. 2000    $ 44,023   $ 0.13   Jan. 2000      May 2000
   (2) Woodland Hills Apartments         693,000   April 2000     93,811     0.06   May 2000       Aug. 2000
   (3) New Castle Apartments           1,988,000   May 2000        8,158     0.16   May 2000       Aug. 2000
   (4) Colony West Apartments            646,000   May 2000      132,967     0.05   June 2000      Aug. 2000
   (5) Independence Park Apartments*   3,997,000   Oct. 2000     (39,820)    0.32   Oct. 2000      Feb. 2001

         *  Fourth quarter 2000 transaction

     As of November 1, 2000, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments and Waterford Green Apartments, which are delinquent with respect to the October payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of November 1, 2000, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                                  Outstanding
                                                                   Principal      Approval
           Property Name                     Application Date       Balance         Date
           -------------                     ----------------     -----------     --------
           Fox Run Apartments                   May 2000          $ 1,185,000       N/A
           Park Place Apartments                June 2000             754,000       N/A
           Summit Square Manor                  June 2000           1,903,000       N/A
           Park Hill Apartments                 Sept. 2000          1,737,000       N/A
           Fairfax House                        Sept. 2000          2,128,000       N/A
           Country Club Terrace Apts.           Sept. 2000          1,439,000       N/A
           Fairlawn II                          Sept. 2000            755,000       N/A

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

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                                September 30,            December 31,
                                                                   2000                     1999
                                                                -----------              -----------
  Fully Insured Acquired Loans:
    Number of Loans                                                       9                        9
    Amortized Cost                                              $11,060,663              $11,167,461
    Face Value                                                   13,270,356               13,453,341
    Fair Value                                                   13,115,754               13,203,586

  Fully Insured Originated Loans:
    Number of Loans                                                       3                        3
    Amortized Cost                                              $12,603,323              $12,699,265
    Face Value                                                   12,291,945               12,379,870
    Fair Value                                                   11,870,655               12,017,626

     As of November 1, 2000, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 2000, the Partnership received additional interest of $0 and $21,566, respectively, from the Participations. During the three and nine months ended September 30, 1999, the Partnership received additional interest of $0 and $45,164, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2000 and 1999 are as follows:

                                               2000          1999
                                              ------        ------
        Quarter ended March 31,               $ 0.47(1)(2)  $ 0.40(5)(6)
        Quarter ended June 30,                  0.46(3)(4)    0.65(7)(8)
        Quarter ended September 30,             0.18          0.22
                                              ------        ------
                                              $ 1.11        $ 1.27
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


6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                       For the                  For the
                                                                                  three months ended        nine months ended
                                                                                    September 30,             September 30,
                                                                               -----------------------   -----------------------
Name of Recipient                   Capacity in Which Served/Item                 2000        1999          2000         1999
-----------------                   -----------------------------              ----------   ----------   ----------   ----------
CRIIMI, Inc (1).                    General Partner/Distribution               $   88,240   $  107,848   $  544,144   $  622,580

AIM Acquisition Partners, L.P.(2)   Advisor/Asset Management Fee                  283,440      349,290      865,409    1,064,865

CRIIMI MAE Management, Inc.         Affiliate of General Partner/Expense
                                       Reimbursement                                9,424       10,141       35,140       32,629

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $83,544 and $255,003 for the three and nine months ended September 30, 2000, respectively, and $102,957 and $313,878 for the three and nine months ended September 30, 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

General
-------

     As of September 30, 2000, the Partnership had invested in 54 Insured Mortgages with an aggregate amortized cost of approximately $113 million, an aggregate face value of approximately $117 million and an aggregate fair value of approximately $114 million, as discussed below.

     In October 2000, the mortgage on Independence Park Apartments was prepaid. The Partnership received net proceeds of approximately $4 million and expects to recognize a loss of approximately $40,000. The Partnership expects to distribute approximately $0.32 per Unit in February 2001, related to the prepayment of this mortgage.

     As of November 1, 2000, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments and Waterford Green Apartments, which are delinquent with respect to the October payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of November 1, 2000, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                                  Outstanding
                                                                   Principal      Approval
           Property Name                     Application Date       Balance         Date
           -------------                     ----------------     -----------     --------
           Fox Run Apartments                   May 2000          $ 1,185,000       N/A
           Park Place Apartments                June 2000             754,000       N/A
           Summit Square Manor                  June 2000           1,903,000       N/A
           Park Hill Apartments                 Sept. 2000          1,737,000       N/A
           Fairfax House                        Sept. 2000          2,128,000       N/A
           Country Club Terrace Apts.           Sept. 2000          1,439,000       N/A
           Fairlawn II                          Sept. 2000            755,000       N/A

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

Results of Operations
---------------------

     Net earnings decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 15 mortgage dispositions with an aggregate principal balance of approximately $32 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income decreased for the three months ended September 30, 2000 and increased for nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in temporary employment costs and a decrease in mortgage service fees.

     Net gains on mortgage dispositions decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. During the first nine months of 2000, the Partnership recognized gains of approximately $279,000 from the prepayment of the mortgages on Turtle Creek Apartments, Woodland Hills Apartments, New Castle Apartments and Colony West Apartments. During the first nine months of 1999, the Partnership recognized net gains of approximately $785,000 from the prepayment of the mortgages on Nassau Apartments, Walnut Apartments, Kings Villa/Discovery Commons, Quail Creek Apartments and Huntington Apartments. There were no mortgage dispositions during the three months ended September 30, 2000, versus approximately $134,000 in gains recognized during the same period in 1999.

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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to the reduction in the mortgage base.

     Net cash provided by investing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999. This decrease is primarily due to a decrease in proceeds received from the disposition of mortgages and a decrease in net debenture proceeds.

     Net cash used in financing activities increased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners in the first nine months of 2000 versus the same period in 1999.

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

     Management has determined that there has not been a material change as of September 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 85
                                                       (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


November 14, 2000                                    /s/ Cynthia O. Azzara
-----------------                                    ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer