Form 10-K
period 2000-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2001-03-29
CIK 753281

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

   For the fiscal year ended December 31, 2000 Commission file number 1-11059

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
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
    Title of each class                                     which registered
---------------------------                            ------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 12, 2001, 12,079,514 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $95,275,805.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
                                                                PART I
Item 1.           Business.........................................................................       4
Item 2.           Properties.......................................................................       5
Item 3.           Legal Proceedings................................................................       5
Item 4.           Submission of Matters to a Vote of Security Holders..............................       5



                                                                PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters...........       5
Item 6.           Selected Financial Data..........................................................       6
Item 7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................       7
Item 7A.          Qualitative and Quantitative Disclosures about Market Risk.......................      11
Item 8.           Financial Statements and Supplementary Data......................................      11
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..........................................................      11



                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant...............................      12
Item 11.          Executive Compensation...........................................................      13
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................      13
Item 13.          Certain Relationships and Related Transactions...................................      13



                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      15

Signatures        .................................................................................      17

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

Development and Description of Business
---------------------------------------

     Information  concerning the business of American Insured Mortgage Investors
- Series 85, L.P. (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6, 7 and 8 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 2000, which is hereby incorporated by reference herein.

Employees
---------

     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
           HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     Since April 8, 1992, the Limited Partnership Units ("Units") have traded on the American Stock Exchange ("AMEX") with a trading symbol of "AII."

     The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2000 and 1999 were as follows:

                                                                                             Amount of
                                                                2000                       Distribution
   Quarter Ended                                       High              Low                 Per Unit
   -------------                                     --------          --------              --------
   March 31                                          $ 8.7500          $ 8.0000              $   0.47 (1)(2)
   June 30                                             8.8750            7.8125                  0.46 (3)(4)
   September 30                                        8.3750            7.8750                  0.18
   December 31                                         8.4375            7.7500                  0.50 (5)
                                                                                             --------

                                                                                             $   1.61
                                                                                             ========

                                                                                            Amount of
                                                                1999                     Distribution
   Quarter Ended                                      High              Low                 Per Unit
   -------------                                    ---------         ---------             --------
   March 31                                         $ 12.6250         $ 11.3750             $   0.40 (6)(7)
   June 30                                            11.7500           10.5625                 0.65 (8)(9)
   September 30                                       11.0000           10.4375                 0.22
   December 31                                        10.8750            8.0000                 1.82 (10)(11)(12)
                                                                                            --------

                                                                                            $   3.09
                                                                                            ========

     The following disposition proceeds are included in the distributions listed above:

                                                                          Date                           Net
                                                                        Proceeds          Type of      Proceeds
                              Complex Name(s)                           Received        Disposition    Per Unit
                              ---------------                           --------        -----------    --------
      (1) Northwood Apartments                                        December 1999     Prepayment      $0.13
      (2) Turtle Creek Apartments                                     January 2000      Prepayment       0.13
      (3) Woodland Hills Apartments and New Castle Apartments         May 2000          Prepayment       0.22
      (4) Colony West Apartments                                      May 2000          Prepayment       0.05
      (5) Independence Park                                           October 2000      Prepayment       0.32
      (6) Gamel & Gamel Apartments                                    December 1998     Prepayment       0.06
      (7) Debenture from Portervillage I Apartments *                 January 1999      Assignment       0.10
      (8) Nassau Apartments, Walnut Apartments and Kings
          Villa/Discovery Commons                                     April 1999        Prepayment       0.37
      (9) Quail Creek Apartments                                      May 1999          Prepayment       0.04
     (10) Huntington Apartments                                       September 1999    Prepayment       0.24
     (11) Bowling Brook, Section 1                                    October 1999      Prepayment       0.94
     (12) Lincoln Green, Ridgecrest Timbers, Holden Court
          Apartments, and Lakeside Apartments                         November 1999     Prepayment       0.42

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

                                               Approximate Number of Unitholders
     Title of Class                                 as of December 31, 2000
     --------------                                 -----------------------
Depositary Units of Limited
   Partnership Interest                                     10,300


ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                                For the Years Ended December 31,
                                                2000         1999          1998         1997         1996
                                                ----         ----          ----         ----         ----
Income                                       $  9,979      $12,230      $ 14,744     $ 16,761     $ 17,943

Net gains on mortgage
  dispositions/modifications                      428          857         1,403          908          522

Net earnings                                    8,866       11,225        13,893       15,137       15,789

Net earnings per Limited
  Partnership Unit - Basic (1)                 $ 0.71       $ 0.89        $ 1.11       $ 1.20       $ 1.26

Distributions per Limited
  Partnership Unit (1)(2)                      $ 1.61       $ 3.09        $ 3.45       $ 2.76       $ 2.25


                                                                    As of December 31,
                                                2000          1999         1998         1997         1996
                                                ----          ----         ----         ----         ----
Total assets                                $ 118,621     $143,470     $ 170,970    $ 203,450    $ 215,951

Partners' equity                              110,982      120,445       153,543      187,682      204,687

(1)  Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements.

     The selected income data presented above for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The income data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.


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

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement").

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

     Under the Advisory Agreement, the Advisor will render services to t'e Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

Mortgage Investments
--------------------

     Prior to the expiration of the Partnership's reinvestment period in December 1993, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured (as discussed below) under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2009, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 2000, the Partnership had invested in 52 Insured Mortgages, with an aggregate amortized cost of approximately $107 million, a face value of approximately $112 million and a fair value of approximately $111 million, as discussed below.

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

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates
--------------------------------------------------------------------------

     Listed below is the  Partnership's  aggregate  investment  in fully Insured
Mortgages:

                                                                                December 31,
                                                                           2000             1999
                                                                           ----             ----
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities(5)                                          4                5
      FHA-Insured Certificates
      (1)(2)(3)(4)(6)                                                            35               39
Amortized Cost                                                         $ 68,440,285     $ 77,969,011
Face Value                                                               71,404,632       81,218,457
Fair Value                                                               70,770,317       79,052,484

Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                                             1                1
      FHA-Insured Certificates                                                    1                1
Amortized Cost                                                         $ 16,311,904     $ 16,772,658
Face Value                                                               16,279,536       16,416,058
Fair Value                                                               15,927,124       15,703,179


     Listed below is a summary of prepayments on fully Insured Mortgages:

                                                        Date                                               Distribution
                                          Net         Proceeds         Gain/      Dist./    Declaration      Payment
       Complex Name                     Proceeds      Received        (Loss)       Unit        Date           Date
       ------------                     --------      --------        ------      ------     ---------     ------------
(1) Turtle Creek Apartments           $ 1,660,000     Jan. 2000     $  44,023     $ 0.13     Jan. 2000      May 2000
(2) Woodland Hills Apartments             693,000     April 2000       93,811       0.06     May 2000       Aug. 2000
(3) New Castle Apartments               1,988,000     May 2000          8,158       0.16     May 2000       Aug. 2000
(4) Colony West Apartments                646,000     May 2000        132,967       0.05     June 2000      Aug. 2000
(5) Independence Park Apartments        3,997,000     Oct. 2000       (39,819)      0.32     Oct. 2000      Feb. 2001
(6) The Meadows of Livonia *            6,653,000     Jan. 2001       253,434       0.53     Jan. 2001      May 2001
    * First Quarter 2001 transaction

     As of March 1, 2001, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments, Dunhaven Apartments, Section I and Rainbow Terrace Apartments, which are delinquent with respect to the February payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of March 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                     Outstanding
                                                      Principal     Assignment
Property Name                     Application Date     Balance         Date
-------------                     ----------------   -----------    -----------
Park Place Apartments                June 2000       $  754,000         N/A
Summit Square Manor                  June 2000        1,903,000         N/A
Park Hill Apartments                 Sept. 2000       1,737,000         N/A
Fairfax House                        Sept. 2000       2,128,000         N/A
Country Club Terrace Apts.           Sept. 2000       1,439,000         N/A
Fairlawn II                          Sept. 2000         755,000         N/A
Nevada Hills Apts.                   Dec. 2000        1,146,000         N/A

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the "going Federal rate", from date of assignment of the mortgage to the date of issuance of the debenture. The Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $0, $0, and $76,991, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

Fully Insured FHA-Insured Loans
-------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                                             December 31,
                                                                    2000                    1999
                                                                    ----                    ----
Fully Insured Acquired Loans:
  Number of Loans (1)                                                     8                        9
Amortized Cost                                                  $10,041,697              $11,167,461
Face Value                                                       12,040,599               13,453,341
Fair Value                                                       12,023,455               13,203,586

Fully Insured Originated Loans:
  Number of Loans                                                         3                        3
Amortized Cost                                                  $12,570,037              $12,699,265
Face Value                                                       12,261,397               12,379,870
Fair Value                                                       12,192,633               12,017,626

(1) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million and has recognized a gain of approximately $188,000 for the year ended December 31, 2000. The net proceeds due AIM 84 are included on the balance sheet in Due to affiliate. In general, the Partnership will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

     As of March 1, 2001, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $21,566, $45,164, and $34,553, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Results of Operations
---------------------
2000 versus 1999
----------------

     Net earnings decreased for 2000 as compared to 1999, primarily due to a decrease in mortgage investment income and a decrease in net gains from mortgage dispositions, as discussed below.

     Mortgage investment income decreased for 2000 as compared to 1999, primarily due to the reduction in the mortgage base. The mortgage base decreased as a result of 17 mortgage dispositions with an aggregate principal balance of approximately $37 million, representing an approximate 24% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Asset management fees decreased for 2000 as compared to 1999, primarily due to the reduction in the mortgage base.

     General and administration expense decreased for 2000 as compared to 1999, primarily due to a decrease in temporary employment costs and a decrease in mortgage service fees.

     Gains on mortgage dispositions decreased for 2000 as compared to 1999 as a result of gains recognized on four mortgage prepayments and one assignment in 2000, as discussed above, versus gains recognized on seven mortgage prepayments in 1999. Losses were recognized on one mortgage prepayment in 2000, as discussed above, versus losses recognized on four mortgage prepayments in 1999.

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

     Gains on mortgage dispositions decreased for 1999 as compared to 1998 as a result of gains recognized on seven mortgage prepayments in 1999 versus gains recognized on ten mortgage prepayments and one assignment, as discussed below, in 1998. Losses were recognized on four mortgage prepayments in 1999 versus a loss recognized on one mortgage prepayment in 1998.

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 2000, 1999 and 1998 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2001.

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

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to the reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities decreased for 2000 as compared to 1999. This decrease is primarily due to a reduction in proceeds received from the disposition of mortgages, a decrease in net debenture proceeds, as discussed previously, and a decrease in the receipt of mortgage principal from scheduled payments.

     Net cash used in financing activities increased for 2000 as compared to 1999 due to an increase in the amount of distributions paid to partners in 2000 versus 1999.

Cash flow - 1999 versus 1998
----------------------------

     Net cash provided by operating activities decreased for 1999 as compared to 1998, primarily due to the reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities decreased in 1999 as compared to 1998. This decrease is primarily due to a reduction in proceeds received from the disposition of mortgages, as discussed previously.

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

                               2001      2002       2003       2004       2005      Thereafter     Total     Fair Value
                               ----      ----       ----       ----       ----      ----------     -----     ----------
Insured Mortgages
   (in millions)              $20.6     $18.6      $17.0      $16.6      $14.8         $84.1       $171.7      $111.0

Average Interest Rate         7.89%     7.89%      7.90%      7.90%      7.89%         8.16%        8.12%        --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 18.


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

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 20, 2001:

Name                                        Age                          Position
----                                        ---                          --------
William B. Dockser                          63                           Chairman of the Board

H. William Willoughby                       54                           President, Secretary and Director

David B. Iannarone                          40                           Executive Vice President

Cynthia O. Azzara                           41                           Senior Vice President,
                                                                           Chief Financial Officer and
                                                                           Treasurer

Brian L. Hanson                             39                           Senior Vice President

Garrett G. Carlson, Sr.                     63                           Director

G. Richard Dunnells                         63                           Director

Robert Merrick                              55                           Director

Robert E. Woods                             53                           Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

     H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President CRIIMI MAE since December 2000; as Senior Vice President of CRIIMI MAE from March 1998 to December 2000; and General Counsel of CRIIMI MAE from July 1996 to December 2000. He served as Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

     Cynthia O. Azzara has served as Chief Financial Officer of the since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, and in the Accounting and Finance Departments of CRI from 1985 to June 1995.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; and Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners from 1991 to March 1996.

     Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; and Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995.

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Hiring Partner of the law firm of Holland & Knight since January 1995; and Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee.

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

            None.

     (g)  Promoters and control persons.

            Not applicable.

     (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2000.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 2000, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 16, 2001 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                               Amount and Nature
                                  of Units                   Percentage of Units
Name                          Beneficially Owned                 Outstanding
----                          ------------------                 -----------

William B. Dockser                 11,000 (1)                         *
CRIIMI MAE                          4,000                             *

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)(1)   Financial Statements:

                                                                                                                 Page
Description                                                                                                     Number
-----------                                                                                                     ------
Balance Sheets as of December 31, 2000 and 1999................................................................   20

Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998 ...........   21

Statements of Changes in Partners' Equity for the years ended December 31, 2000, 1999 and 1998.................   22

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..................................   23

Notes to Financial Statements..................................................................................   24


(a)(2)  Financial Statement Schedules:

        IV - Mortgage Loans on Real Estate.....................................................................   32

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

                                     PART IV

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS - SERIES 85, L.P.
                                                     (Registrant)

                                                     By:    CRIIMI, Inc.
                                                            General Partner


/s/ March 12, 2001                                    /s/ William B. Dockser
------------------                                    ----------------------
DATE                                                  William B. Dockser
                                                      Chairman of the Board


/s/ March 08, 2001                                    /s/ H. William Willoughby
------------------                                    -------------------------
DATE                                                  H. William Willoughby
                                                      President and Secretary


/s/ March 29, 2001                                   /s/ Cynthia O. Azzara
------------------                                   ---------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


/s/ March 07, 2001                                   /s/ Garrett G. Carlson, Sr.
------------------                                   ---------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director


/s/ March 12, 2001                                   /s/ G. Richard Dunnells
------------------                                   -----------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 08, 2001                                   /s/ Robert J. Merrick
------------------                                   ---------------------
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 09, 2001                                  /s/ Robert E. Woods
------------------                                  -------------------
DATE                                                Robert E. Woods
                                                    Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.



                              Financial Statements

                        as of December 31, 2000 and 1999

                             and for the Years Ended

                        December 31, 2000, 1999, and 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, Virginia
March 15, 2001

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                           December 31,         December 31,
                                                              2000                 1999
                                                          -------------        -------------
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value:
    Acquired insured mortgages                            $  70,770,317        $  79,052,484
    Originated insured mortgages                             15,927,124           15,703,179
                                                          -------------        -------------

                                                             86,697,441           94,755,663

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                               10,041,697           11,167,461
    Originated insured mortgages                             12,570,037           12,699,265
                                                          -------------        -------------
                                                             22,611,734           23,866,726

Cash and cash equivalents                                     5,631,117           23,723,644

Receivables and other assets                                  1,319,714            1,123,472

Investment in FHA debenture                                   2,361,381                    -
                                                          -------------        -------------
      Total assets                                        $ 118,621,387        $ 143,469,505
                                                          =============        =============


           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $   6,284,867        $  22,876,915

Accounts payable and accrued expenses                           112,864              147,473

Due to affiliate                                              1,242,107                    -
                                                          -------------        -------------
      Total liabilities                                       7,639,838           23,024,388
                                                          -------------        -------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units
    authorized, 12,079,514 Units issued and outstanding     114,254,731          125,182,237
  General partner's deficit                                  (5,194,582)          (4,751,114)
  Accumulated other comprehensive income                      1,921,400               13,994
                                                          -------------        -------------
      Total partners' equity                                110,981,549          120,445,117
                                                          -------------        -------------
      Total liabilities and partners' equity              $ 118,621,387        $ 143,469,505
                                                          =============        =============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the years ended December 31,
                                                2000             1999             1998
                                             -----------      -----------      -----------
Income:
  Mortgage investment income                 $ 9,597,605      $11,846,964      $14,067,956
  Interest and other income                      380,932          382,860          675,768
                                             -----------      -----------      -----------

                                               9,978,537       12,229,824       14,743,724
                                             -----------      -----------      -----------


Expenses:
  Asset management fee to related parties      1,142,121        1,382,904        1,617,625
  General and administrative                     397,713          479,113          550,640
  Interest expense to affiliate                        -                -           85,565
                                             -----------      -----------      -----------

                                               1,539,834        1,862,017        2,253,830
                                             -----------      -----------      -----------

Earnings before gains (losses)
  on mortgage dispositions                     8,438,703       10,367,807       12,489,894

Mortgage dispositions
  Gains                                          467,414          956,150        1,499,412
  Losses                                         (39,819)         (99,399)         (96,262)
                                             -----------      -----------      -----------

Net earnings                                 $ 8,866,298      $11,224,558      $13,893,044
                                             ===========      ===========      ===========

Other comprehensive income (loss)              1,907,406       (5,482,391)      (4,666,238)
                                             -----------      -----------      -----------

Comprehensive income                         $10,773,704      $ 5,742,167      $ 9,226,806
                                             -----------      -----------      -----------


Net earnings allocated to:
  Limited partners - 96.1%                   $ 8,520,512      $10,786,800      $13,351,215
  General partner -   3.9%                       345,786          437,758          541,829
                                             -----------      -----------      -----------

                                             $ 8,866,298      $11,224,558      $13,893,044
                                             ===========      ===========      ===========

Net earnings per Limited
  Partnership Unit - Basic                   $      0.71      $      0.89      $      1.11
                                             ===========      ===========      ===========



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                For the years ended December 31, 2000, 1999, 1998

                                                                                            Accumulated
                                                                                              Other
                                                          General          Limited         Comprehensive
                                                          Partner          Partners           Income             Total
                                                       -------------     -------------     -------------     -------------
Balance, January 1, 1998                               $  (2,524,665)    $ 180,044,243     $  10,162,623     $ 187,682,201

  Net Earnings                                               541,829        13,351,215                 -        13,893,044
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                               -                -         (4,666,238)       (4,666,238)
  Distributions paid or accrued of $3.45 per Unit,
     including return of capital of $2.34 per Unit        (1,691,257)      (41,674,322)                -       (43,365,579)
                                                       -------------     -------------     -------------     -------------

Balance, December 31, 1998                                (3,674,093)      151,721,136         5,496,385       153,543,428

  Net Earnings                                               437,758        10,786,800                 -        11,224,558
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                               -                -         (5,482,391)       (5,482,391)
  Distributions paid or accrued of $3.09 per Unit,
     including return of capital of $2.20 per Unit        (1,514,779)      (37,325,699)                -       (38,840,478)
                                                       -------------     -------------     -------------     -------------

Balance, December 31, 1999                                (4,751,114)      125,182,237            13,994       120,445,117

  Net Earnings                                               345,786         8,520,512                 -         8,866,298
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                               -                -          1,907,406         1,907,406
  Distributions paid or accrued of $1.61 per Unit,
     including return of capital of $0.90 per Unit          (789,254)      (19,448,018)                -       (20,237,272)
                                                       -------------     -------------     -------------     -------------

Balance, December 31, 2000                             $  (5,194,582)    $ 114,254,731     $   1,921,400     $ 110,981,549
                                                       =============     =============     =============     =============



Limited Partnership Units outstanding - Basic, as of
   December 31, 2000, 1999 and 1998                                        12,079,514
                                                                           ==========

  The accompanying notes are an integral part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                 For the years ended December 31,
                                                                               2000           1999            1998
                                                                           -----------     -----------     -----------
Cash flows from operating activities:
   Net earnings                                                            $ 8,866,298     $11,224,558     $13,893,044
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Losses on mortgage dispositions                                           39,819          99,399          96,262
      Gains on mortgage dispositions                                          (467,414)       (956,150)     (1,499,412)
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                  (196,242)        329,820         222,729
         Decrease in accounts payable and accrued expenses                     (34,609)        (36,763)       (122,476)
         (Decrease) increase in due to affiliate                                     -        (131,129)        131,129
                                                                           -----------     -----------     -----------

         Net cash provided by operating activities                           8,207,852      10,529,735      12,721,276
                                                                           -----------     -----------     -----------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                    9,346,682      26,870,388      29,895,275
   Receipt of mortgage principal from scheduled payments                     1,182,259       1,308,678       1,322,056
   Proceeds from redemption of debenture                                             -       2,296,098               -
   Debenture proceeds due to affiliate                                               -      (1,148,049)              -
                                                                           -----------     -----------     -----------

        Net cash provided by investing activities                           10,528,941      29,327,115      31,217,331
                                                                           -----------     -----------     -----------

Cash flows from financing activities:
   Distributions paid to partners                                          (36,829,320)    (31,927,125)    (42,862,791)
                                                                           -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents                       (18,092,527)      7,929,725       1,075,816

Cash and cash equivalents, beginning of year                                23,723,644      15,793,919      14,718,103
                                                                           -----------     -----------     -----------

Cash and cash equivalents, end of year                                     $ 5,631,117     $23,723,644     $15,793,919
                                                                           ===========     ===========     ===========

Non-cash investing activity:
   9.5% debenture received from HUD in exchange for
   the mortgage on Portervillage I Apartments                              $         -     $         -     $ 2,296,098

   7.125% debenture received from HUD in exchange for
   the mortgage on Fox Run Apartments                                        2,385,233               -               -

   Portion of debenture due to affiliate, AIM 84                            (1,242,107)              -      (1,148,049)

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.

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

     As of December 31, 2000, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 27 years. However, the partnership agreement states that the Partnership will terminate in approximately 9 years, on December 31, 2009, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement under Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 program"), as discussed in Note 5.

     In connection with this classification, as of December 31, 2000 and 1999, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA
Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     As of December 31, 2000 and 1999, Investment in FHA-Insured Loans is recorded at amortized cost.

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

Investment in FHA Debenture
---------------------------

     From time to time, the Partnership assigns defaulted loans to HUD in order to collect the amount of delinquent principal and interest. In addition, mortgages are assigned to HUD under the Section 221 program, as discussed in
Note 5. HUD determines if the claim will be settled in cash or by the issuance of debentures. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of the debentures are usually more than 9 years and the rate is set based upon the rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever ever is greater. AIM 85 classifies its Investment in FHA Debentures as available for sale debt securities with changes in fair value recorded as an adjustment to equity and other comprehensive income.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2000, 1999 and 1998. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect all operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                            As of December 31, 2000            As of December 31, 1999
                                          Amortized          Fair            Amortized          Fair
                                            Cost             Value             Cost             Value
                                        -------------    --------------    -------------    --------------
Investment in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities:
   Acquired insured mortgages           $  68,440,285    $   70,770,317    $  77,969,011    $   79,052,484
   Originated insured mortgages            16,311,904        15,927,124       16,772,658        15,703,179
                                        -------------    --------------    -------------    --------------

                                        $  84,752,189    $   86,697,441    $  94,741,669    $   94,755,663
                                        =============    ==============    =============    ==============

Investment in FHA-Insured Loans:
  Acquired insured mortgages            $  10,041,697    $   12,023,455    $  11,167,461    $   13,203,586
  Originated insured mortgages             12,570,037        12,192,633       12,699,265        12,017,626
                                        -------------    --------------    -------------    --------------

                                        $  22,611,734    $   24,216,088    $  23,866,726    $   25,221,212
                                        =============    ==============    =============    ==============

Cash and cash equivalents               $   5,631,117    $    5,631,117    $  23,723,644    $   23,723,644
                                        =============    ==============    =============    ==============

Accrued interest receivable             $   1,067,139    $    1,067,139    $     853,861    $      853,861
                                        =============    ==============    =============    ==============

Investment in FHA Debenture             $   2,385,233    $    2,361,381    $          --    $           --
                                        =============    ==============    =============    ==============


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, FHA-Insured Loans and FHA Debenture
------------------------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


4.   COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages and debenture accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                                2000             1999             1998
                                                            ------------     ------------     ------------
Reclassification adjustment for losses (gains)
   included in net income                                   $    114,365     $ (1,213,550)    $ (1,944,214)
Unrealized holding gains (losses) arising during
   the period                                                  1,793,041       (4,268,841)      (2,722,024)
                                                            ------------     ------------     ------------

Net adjustment to unrealized gains (losses)                 $  1,907,406     $ (5,482,391)    $ (4,666,238)
                                                            ============     ============     ============


5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates
--------------------------------------------------------------------------

     Listed below is the  Partnership's  aggregate  investment  in fully Insured
Mortgages:

                                                                                December 31,
                                                                           2000             1999
                                                                           ----             ----
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities (5)                                         4                5
      FHA-Insured Certificates (1)(2)(3)(4)(6)                                   35               39
Amortized Cost                                                         $ 68,440,285     $ 77,969,011
Face Value                                                               71,404,632       81,218,457
Fair Value                                                               70,770,317       79,052,484

Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                                             1                1
      FHA-Insured Certificates                                                    1                1
Amortized Cost                                                         $ 16,311,904     $ 16,772,658
Face Value                                                               16,279,536       16,416,058
Fair Value                                                               15,927,124       15,703,179

     Listed below is a summary of prepayments on fully Insured Mortgages:

                                                        Date                                               Distribution
                                          Net         Proceeds         Gain/      Dist./    Declaration      Payment
       Complex Name                     Proceeds      Received        (Loss)       Unit        Date           Date
       ------------                     --------      --------        ------      ------     ---------     ------------
(1) Turtle Creek Apartments           $ 1,660,000     Jan. 2000     $  44,023     $ 0.13     Jan. 2000      May 2000
(2) Woodland Hills Apartments             693,000     April 2000       93,811       0.06     May 2000       Aug. 2000
(3) New Castle Apartments               1,988,000     May 2000          8,158       0.16     May 2000       Aug. 2000
(4) Colony West Apartments                646,000     May 2000        132,967       0.05     June 2000      Aug. 2000
(5) Independence Park Apartments        3,997,000     Oct. 2000       (39,819)      0.32     Oct. 2000      Feb. 2001
(6) The Meadows of Livonia *            6,653,000     Jan. 2001       253,434       0.53     Jan. 2001      May 2001
    * First Quarter 2001 transaction

     As of March 1, 2001, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest, except for the mortgages on Gold Key Village Apartments, Dunhaven Apartments, Section I and Rainbow Terrace Apartments, which are delinquent with respect to the February payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of March 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                     Outstanding
                                                      Principal     Assignment
Property Name                     Application Date     Balance         Date
-------------                     ----------------   ----------     -----------
Park Place Apartments                June 2000       $  754,000         N/A
Summit Square Manor                  June 2000        1,903,000         N/A
Park Hill Apartments                 Sept. 2000       1,737,000         N/A
Fairfax House                        Sept. 2000       2,128,000         N/A
Country Club Terrace Apts.           Sept. 2000       1,439,000         N/A
Fairlawn II                          Sept. 2000         755,000         N/A
Nevada Hills Apts.                   Dec. 2000        1,146,000         N/A

     Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the "going Federal rate", from date of assignment of the mortgage to the date of issuance of the debenture. The
Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $0, $0, and $76,991, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

6.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                                             December 31,
                                                                    2000                    1999
                                                                    ----                    ----
Fully Insured Acquired Loans:
  Number of Loans (1)                                                     8                        9
Amortized Cost                                                  $10,041,697              $11,167,461
Face Value                                                       12,040,599               13,453,341
Fair Value                                                       12,023,455               13,203,586

Fully Insured Originated Loans:
  Number of Loans                                                         3                        3
Amortized Cost                                                  $12,570,037              $12,699,265
Face Value                                                       12,261,397               12,379,870
Fair Value                                                       12,192,633               12,017,626

(1) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million and has recognized a gain of approximately $188,000 for the year ended December 31, 2000. The net proceeds due AIM 84 are included on the balance sheet in Due to affiliate. In general, the Partnership will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

     As of March 1, 2001, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $21,566, $45,164, and $34,553, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


7.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2000, 1999 and 1998 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2000, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                           For the year ended December 31,
Name of Recipient               Capacity in Which Served/Item            2000           1999           1998
-----------------               -----------------------------         ----------     ----------     ----------
CRIIMI, Inc.(1)                 General Partner/Distribution          $  789,254     $1,514,779     $1,691,257

AIM Acquisition Partners,
 L.P.(2)                        Advisor/Asset Management Fee           1,142,121      1,382,904      1,617,625

CRIIMI MAE Management, Inc.     Affiliate of General Partner/Expense      42,074         43,624         54,497

American Insured Mortgage       Affiliate of General Partner/
 Investors                       Share of FHA Debenture                1,242,107             --      1,202,581

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisors Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $336,565, $407,699, and $476,800 for the years ended December 31, 2000, 1999, and 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 2000                1999                1998
                                                ------              ------              ------
Quarter ended March 31,                         $ 0.47(1)(2)        $ 0.40(6)(7)        $ 1.07(13)
Quarter ended June 30,                            0.46(3)(4)          0.65(8)(9)          0.58(14)(15)
Quarter ended September 30,                       0.18                0.22                0.53(16)(17)
Quarter ended December 31,                        0.50(5)             1.82(10)(11)(12)    1.27(18)(19)
                                                ------              ------              ------

                                                $ 1.61              $ 3.09              $ 3.45
                                                ======              ======              ======

     The following disposition proceeds are included in the distributions listed above:

                                                                                    Date                                 Net
                                                                                  Proceeds                Type of      Proceeds
                         Complex Name(s)                                          Received              Disposition    Per Unit
                         ---------------                                          --------              -----------    --------
 (1) Northwood Apartments                                                        December 1999          Prepayment      $0.13
 (2) Turtle Creek Apartments                                                     January 2000           Prepayment       0.13
 (3) Woodland Hills Apartments and New Castle Apartments                         May 2000               Prepayment       0.22
 (4) Colony West Apartments                                                      May 2000               Prepayment       0.05
 (5) Independence Park                                                           October 2000           Prepayment       0.32
 (6) Gamel & Gamel Apartments                                                    December 1998          Prepayment       0.06
 (7) Debenture from Portervillage I Apartments *                                 January 1999           Assignment       0.10
 (8) Nassau Apartments, Walnut Apartments and Kings Villa/Discovery Commons      April 1999             Prepayment       0.37
 (9) Quail Creek Apartments                                                      May 1999               Prepayment       0.04
(10) Huntington Apartments                                                       September 1999         Prepayment       0.24
(11) Bowling Brook, Section 1                                                    October 1999           Prepayment       0.94
(12) Lincoln Green, Ridgecrest Timbers, Holden Court Apartments,
      and Lakeside Apartments                                                    November 1999          Prepayment       0.42
(13) Spanish Trace Apartments                                                    February 1998          Prepayment       0.77
(14) Isle of Pines Village Apartments and Emerald Green Apartments               April 1998             Prepayment       0.19
(15) Stoney Brook Apartments                                                     May 1998               Prepayment       0.12
(16) Amador Residential                                                          July 1998              Prepayment       0.11
(17) Continental Village and Bentgrass Hills Apartments                          August 1998            Prepayment       0.16
(18) Northdale Commons                                                           October 1998           Prepayment       0.06
(19) Cedar Bluff and Wayland Health Center                                       November 1998          Prepayment       0.94

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


10.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998.

(In Thousands, Except Per Unit Data)

                                                               2000
                                                           Quarter ended
                                      March 31         June 30      September 30    December 31
                                      --------         -------      ------------    -----------
Income                              $     2,676     $     2,553     $     2,330     $     2,420
Net gains from
   mortgage dispositions                     44             235              --             149
Net earnings                              2,320           2,396           1,948           2,202
Net earnings per Limited
   Partnership Unit - Basic                0.18            0.19            0.15            0.19

                                                               1999
                                                           Quarter ended
                                      March 31         June 30      September 30    December 31
                                      --------         -------      ------------    -----------

Income                              $     3,166     $     3,122     $     3,047     $     2,895
Net gains from
   mortgage dispositions                     --             651             134              72
Net earnings                              2,665           3,292           2,715           2,553
Net earnings per Limited
   Partnership Unit - Basic                0.21            0.26            0.22            0.20


                                                               1998
                                                           Quarter ended
                                      March 31         June 30      September 30    December 31
                                      --------         -------      ------------    -----------

Income                              $     3,859     $     3,751     $     3,521     $     3,613
Net gains from mortgage
  dispositions                              104             858             202             239
Net earnings                              3,400           4,055           3,236           3,202
Net earnings per Limited
  Partnership Unit - Basic                 0.27            0.32            0.26            0.26

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000

                                                                            Interest                      Net         Annual Payment
                                                                            Rate on      Face           Carrying      (Principal and
                                                        Maturity    Put     Mortgage   Value of           Value          Interest)
Development Name/Location                                 Date     Date(1)  (6)(10)    Mortgage(4)     (4)(12)(13)      (10)(11)
-------------------------                               --------   ------   --------  ------------     -----------    --------------

ACQUIRED INSURED MORTGAGES
FHA-Insured Certificates (carried at fair value)
------------------------------------------------
The Executive House, Dayton, OH                           8/21     12/01      7.5%    $    825,764     $    824,696   $    78,855(5)
Fairlawn II, Waterbury, CT (2)                            6/20      5/00      7.5%         749,116          743,033        73,364(5)
Willow Dayton, Chicago, IL                                8/19      N/A       7.5%         995,910          987,984        99,489(5)
Cedar Ridge Apts., Richton Park, IL                       4/20      2/01      7.5%       2,672,138        2,669,304       262,699(5)
Park Hill Apts., Lexington, KY (2)                        3/19      3/00      7.5%       1,721,953        1,708,398       173,845(5)
Fairfax House, Buffalo, NY (2)                           11/19      5/00      7.5%       2,111,142        2,094,234       209,608(5)
Country Club Terrace Apts., Holidaysburg, PA (2)          8/19      6/00      7.5%       1,426,838        1,415,482       142,537(5)
Summit Square Manor, Rochester, MN (2)                    8/19      5/99      7.5%       1,876,595        1,861,660       187,467(5)
Park Place, Rochester, MN (2)                             3/20     10/99      7.5%         743,604          737,661        73,980(5)
Nevada Hills Apts., Reno, NV (2)                          2/21      8/00      7.5%       1,143,496        1,134,077       110,345(5)
Dunhaven Apts., Section I, Baltimore County, MD           1/20     12/99      7.5%         884,115          883,220        87,429(7)
Steeplechase Apts., Aiken, SC                             9/18      N/A       7.5%         495,470          495,128        50,921(7)
Walnut Hills Apts., Plainfield, IN                        9/19      3/00      7.5%         478,404          477,951        47,692(7)
Woodland Villas, Jasper, AL                               8/19      3/00      7.5%         304,999          304,715        30,468(7)
Ashley Oaks Apts., Carrollton, GA                         3/22      4/02      7.5%         553,981          553,214        52,292(8)
Highland Oaks Apts., Phase III, Wichita Falls, TX         2/21      4/02      7.5%         929,977          928,852        89,741(8)
Magnolia Place Apts., Franklin, TN                        5/20      4/02      7.5%         313,939          313,601        30,804(8)
Rainbow Terrace Apts., Milwaukee, WI                      7/22      4/02      7.5%         315,369          314,918        29,581(8)
Rock Glen Apts., Baltimore, MD                            1/22      4/02      7.5%       1,049,366        1,047,940        99,375(8)
Stonebridge Apts., Phase I, Montgomery, AL                4/20      4/02      7.5%       1,008,289        1,007,220        99,125(8)
Village Knoll Apts., Harrisburg, PA                       4/20      4/02      7.5%       1,046,844        1,045,733       102,914(8)
Executive Tower, Toledo, OH                               3/27      N/A       8.75%      2,822,360        2,806,516       275,283
Sangnok Villa, Los Angeles, CA                            1/30      N/A      10.25%        895,675          896,618        96,825
The Meadows of Livonia, Livonia, MI                       9/34      N/A       9.40%      6,393,564        6,395,783       627,836
Eaglewood Villa Apts., Springfield, OH                    2/27      N/A       8.875%     2,685,480        2,670,356       264,707
Gold Key Village Apts., Englewood, OH                     6/27      N/A       9.00%      2,840,334        2,824,215       282,030
Stafford Towers, Baltimore, MD                            8/16      N/A       9.50%        342,603          345,062        42,613
Garden Court Apts., Lexington, KY                         8/27      N/A       8.60%      1,154,860        1,148,350       110,583
Northwood Place, Meridian, MS                             6/34      N/A       8.75%      4,459,786        4,432,911       412,635
Cheswick Apts., Indianapolis, IN                          9/27      N/A       8.75%      3,049,308        3,032,051       295,736
The Gate House Apts., Lexington, KY                       2/28      N/A       8.55%      2,781,401        2,765,652       264,092
Bradley Road Nursing, Bay Village, OH                     5/34      N/A       8.875%     2,495,153        2,480,095       233,708
Franklin Plaza, Cleveland, OH                             5/23      N/A       8.175%     5,164,171        5,031,614       503,183
Heritage Heights Apts., Harrison, AZ                      4/32      N/A       9.50%        412,274          414,405        41,313
Pleasant View Nursing Home, Union, NJ                     6/29      N/A       7.75%      7,376,613        7,183,717       643,311
                                                                                      ------------     ------------
  Total FHA-Insured Certificates -
    Acquired Insured Mortgages, carried at fair value                                 $ 64,520,891     $ 63,976,366
                                                                                      ------------     ------------

GNMA Mortgage-Backed Securities (carried at fair value)
-------------------------------------------------------
Pine Tree Lodge, Pasadena, TX                            12/33      N/A       9.50%   $  2,005,056     $  2,007,081   $   194,357
Stone Hedge Village Apts., Farmington, NY                11/27      N/A       7.00%      1,766,921        1,733,774       143,375
Afton Square Apts., Portsmouth, VA                       12/28      N/A       7.25%      1,038,310        1,018,719        81,544
Carlisle Apts., Houston, TX                              12/28      N/A       7.125%     2,073,454        2,034,377       166,042
                                                                                      ------------     ------------
  Total GNMA Mortgage-Backed Securities -
    Acquired Insured Mortgages, carried at fair value                                 $  6,883,741     $  6,793,951
                                                                                      ------------     ------------
Total investment in Acquired Insured Mortgages, carried at fair value                 $ 71,404,632     $ 70,770,317
                                                                                      ------------     ------------

ORIGINATED INSURED MORTGAGES
GNMA Mortgage-Backed Security (carried at fair value)
-----------------------------------------------------
Oak Forest Apts. II, Ocoee, FL                           12/31     11/09      8.25%   $ 10,406,049     $ 10,207,329   $   840,446

FHA-Insured Certificate (carried at fair value)
-----------------------------------------------
Waterford Green Apts., South St. Paul, MN (12)           11/30     12/04      7.25%      5,873,487        5,719,795       481,564
                                                                                      ------------     ------------
Total investment in Originated Insured Mortgages, carried at fair value               $ 16,279,536     $ 15,927,124
                                                                                      ------------     ------------
 Total investment in FHA-Insured Certificates and
     GNMA Mortgage-Backed Securities, carried at fair value                           $ 87,684,168     $ 86,697,441
                                                                                      ------------     ------------

ACQUIRED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (3)
-------------------------------------------------
Bay Pointe Apts., Lafayette, IN                           2/23     11/00      7.5%    $  1,969,057     $  1,649,519   $   185,272(9)
Baypoint Shoreline Apts., Duluth, MN                      1/22      8/00      7.5%         928,902          774,828        87,967(9)
Berryhill Apts., Grass Valley, CA                         1/21      8/99      7.5%       1,198,905        1,003,525       115,899(9)
Brougham Estates II, Kansas City, KS                     11/22      8/00      7.5%       2,476,492        2,059,064       230,860(9)
College Green Apts., Wilmington, NC                       3/23      6/01      7.5%       1,332,254        1,106,703       123,455(9)
Kaynorth Apts., Lansing, MI                               4/23      3/01      7.5%       1,808,236        1,501,515       167,318(9)
Town Park Apts., Rockingham, NC                          10/22      6/01      7.5%         607,462          505,689        56,755(9)
Westbrook Apts., Kokomo, IN                              11/22     12/00      7.5%       1,719,291        1,440,854       163,177(9)
                                                                                      ------------     ------------
   Total investment in Acquired Insured Mortgages,
      FHA-Insured Loans, carried at amortized cost                                    $ 12,040,599     $ 10,041,697
                                                                                      ------------     ------------

ORIGINATED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (3)
-------------------------------------------------
Cobblestone Apts., Fayetteville, NC                       3/28     12/02      8.50%   $  4,898,354     $  5,035,166   $   462,703
Longleaf Lodge, Hoover, AL                                7/26        --      8.25%      3,008,337        3,044,250       282,958
The Plantation, Greenville, NC                            4/28      4/03      8.25%      4,354,706        4,490,621       402,046
                                                                                      ------------     ------------
   Total investment in Originated Insured Mortgages,
      FHA-Insured Loans, carried at amortized cost                                    $ 12,261,397     $ 12,570,037
                                                                                      ------------     ------------
Total investment in FHA-Insured Loans                                                 $ 24,301,996     $ 22,611,734
                                                                                      ------------     ------------
TOTAL INVESTMENT IN INSURED MORTGAGES                                                 $111,986,164     $109,309,175
                                                                                      ============     ============

(1) Under the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 program"), a mortgagee has the right to assign an Insured Mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement, if the Insured Mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefore, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of a mortgage sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. The Partnership has initiated its request to put these mortgages to FHA as they become due. Certain mortgages that do not qualify under this program possess a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

(2) Applications for insurance benefits under the Section 221 program have been filed for these mortgages. The Partnership is currently awaiting approval from HUD for these applications.

(3)  Inclusive of closing costs and acquisition fees.

(4) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments and retirement homes. Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(5) In April and July 1985, and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 157/537, 69/537 and 259/537, respectively, in a pool of 19 FHA-insured mortgages. In July 1986 and October 1987, the Partnership sold undivided fractional interests of 67/537 and 40/537, respectively, in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 378/537, or approximately 70.4%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's current share of these items as if an undivided interest in each mortgage was acquired.

(6) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

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

(8) In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 200/341 and 101/341, respectively, in a pool of 12 FHA-insured mortgages. In October 1987, the Partnership sold undivided fractional interests of 200/341 in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 101/341, or approximately 29.6%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's share of these items as if an undivided interest in each mortgage was acquired.

(9) These amounts represent the Partnership's 50% interest in these mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors, an affiliate of the Partnership.

(10) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as "Participations") measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $21,566, $45,164, and $111,544, respectively, from the Participations.

(11) Principal and interest are payable at level amounts over the life of the mortgages.

(12) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 2000 and 1999, is as follows:

                                                                    2000                1999
                                                                ------------        ------------
Beginning balance                                               $118,622,389        $151,427,095

   Principal receipts on mortgages                                (1,182,259)         (1,308,678)

   Proceeds from disposition of Mortgages                        (10,489,808)(a)     (26,870,388)

   Net gains on mortgage dispositions                                427,595             856,751

   Increase (decrease) to unrealized gains on
      Investments in Insured Mortgages                             1,931,258          (5,482,391)
                                                                ------------        ------------
Ending balance                                                  $109,309,175        $118,622,389
                                                                ============        ============

     (a) This amount represents cash proceeds of $9,346,682 and net non-cash proceeds of $1,143,126 (as reflected in the Statements of Cash Flows).

(13) As of December 31, 2000 and 1999, the tax basis of the Insured Mortgages was approximately $105.4 million and $116.3 million, respectively.