Form 10-Q
period 2001-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2001-05-15
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                March 31, 2001
                                                     --------------

Commission file number                                  1-11059
                                                     --------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


          California                                    13-3257662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2001, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - March 31, 2001  (unaudited) and December 31, 2000                    3

              Statements of Income and Comprehensive Income - for the three
                 months ended March 31, 2001  and 2000  (unaudited)                                 4

              Statement of Changes in Partners' Equity - for the three months ended
                 March 31, 2001  (unaudited)                                                        5

              Statements of Cash Flows - for the three months ended March 31, 2001
                 and 2000  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           16

PART II.      Other Information

Item 5.       Other Information                                                                    17

Item 6.       Exhibits and Reports on Form 8-K                                                     17

Signature                                                                                          18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                            March 31,        December 31,
                                                              2001              2000
                                                          -------------     -------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $  61,841,908     $  70,770,317
    Originated insured mortgages                             15,995,735        15,927,124
                                                          -------------     -------------
                                                             77,837,643        86,697,441


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                               10,007,914        10,041,697
    Originated insured mortgages                             12,536,075        12,570,037
                                                          -------------     -------------
                                                             22,543,989        22,611,734

Cash and cash equivalents                                    10,953,604         5,631,117

Receivables and other assets                                  1,373,495         1,319,714

Investment in FHA debenture                                   2,361,381         2,361,381
                                                          -------------     -------------
      Total assets                                        $ 115,070,112     $ 118,621,387
                                                          =============     =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $   8,547,419     $   6,284,867

Accounts payable and accrued expenses                           103,323           112,864

Due to affiliate                                              1,213,860         1,242,107
                                                          -------------     -------------
      Total liabilities                                       9,864,602         7,639,838
                                                          -------------     -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                 108,150,856       114,254,731
  General partners' deficit                                  (5,442,295)       (5,194,582)
  Accumulated other comprehensive income                      2,496,949         1,921,400
                                                          -------------     -------------
      Total Partners' equity                                105,205,510       110,981,549
                                                          -------------     -------------
      Total liabilities and partners' equity              $ 115,070,112     $ 118,621,387
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)



                                                     For the three months ended
                                                              March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    -----------      -----------

Income:
  Mortgage investment income                        $ 2,147,699      $ 2,520,344
  Interest and other income                             147,362          155,694
                                                    -----------      -----------
                                                      2,295,061        2,676,038
                                                    -----------      -----------

Expenses:
  Asset management fee to related parties               260,415          293,517
  General and administrative                            101,101          106,053
                                                    -----------      -----------
                                                        361,516          399,570
                                                    -----------      -----------
Net earnings before gains on
  mortgage dispositions                               1,933,545        2,276,468

Gains on mortgage dispositions                          262,286           44,023
                                                    -----------      -----------

Net earnings                                        $ 2,195,831      $ 2,320,491
                                                    ===========      ===========

Other comprehensive income                              575,549           47,673
                                                    -----------      -----------
Comprehensive income                                $ 2,771,380      $ 2,368,164
                                                    -----------      -----------

Net earnings allocated to:
  Limited partners - 96.1%                          $ 2,110,194      $ 2,229,992
  General Partner -   3.9%                               85,637           90,499
                                                    -----------      -----------
                                                    $ 2,195,831      $ 2,320,491
                                                    ===========      ===========

Net earnings per Unit of limited
  partnership interest - basic                      $      0.17      $      0.18
                                                    ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2001

                                   (Unaudited)

                                                                                        Accumulated
                                                                                          Other
                                                        General          Limited       Comprehensive
                                                        Partner          Partner          Income          Total
                                                     --------------   -------------    -------------   -------------
Balance, December 31, 2000                           $  (5,194,582)   $ 114,254,731    $   1,921,400   $ 110,981,549

  Net Earnings                                              85,637        2,110,194             --         2,195,831

  Adjustment to unrealized gains on
     investments in insured mortgages                         --               --            575,549         575,549

  Distributions paid or accrued of $0.68 per Unit,
     including return of capital of $0.51 per Unit        (333,350)      (8,214,069)            --        (8,547,419)
                                                     -------------    -------------    -------------   -------------

Balance, March 31, 2001                              $  (5,442,295)   $ 108,150,856    $   2,496,949   $ 105,205,510
                                                     =============    =============    =============   =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2001                                                      12,079,514
                                                                         ==========



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                             2001             2000
                                                                                         ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                          $  2,195,831     $  2,320,491
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (262,286)         (44,023)

      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                  (53,781)         161,134
         Decrease in accounts payable and accrued expenses                                     (9,541)          (2,657)
         Decrease in due to affiliate                                                         (28,247)            --
                                                                                         ------------     ------------
            Net cash provided by operating activities                                       1,841,976        2,434,945
                                                                                         ------------     ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                   9,479,999        1,659,597
   Receipt of mortgage principal from scheduled payments                                      285,379          301,431
                                                                                         ------------     ------------

            Net cash provided by investing activities                                       9,765,378        1,961,028
                                                                                         ------------     ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                          (6,284,867)     (22,876,915)
                                                                                         ------------     ------------


Net increase (decrease) in cash and cash equivalents                                        5,322,487      (18,480,942)

Cash and cash equivalents, beginning of period                                              5,631,117       23,723,644
                                                                                         ------------     ------------

Cash and cash equivalents, end of period                                                 $ 10,953,604     $  5,242,702
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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000). On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. announced the completion of their confirmed joint plan of reorganization and emerged from bankruptcy. This marks the conclusion of CRIIMI MAE's and CRIIMI MAE Management, Inc.'s financial reorganization.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 2000.

     Comprehensive Income

         Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. Unrealized gains and losses are reported in the equity section of the Balance Sheet as Accumulated Other Comprehensive Income.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                 March 31,              December 31,
                                                                   2001                     2000
                                                               ------------             ------------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       4                        4
    FHA-Insured Certificates (1) (2)                                     33                       35
  Amortized Cost                                               $ 59,040,672             $ 68,440,285
  Face Value                                                     61,944,086               71,404,632
  Fair Value                                                     61,841,908               70,770,317

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,276,170             $ 16,311,904
  Face Value                                                     16,243,803               16,279,536
  Fair Value                                                     15,995,735               15,927,124

     Listed below is a summary of prepayments on fully Insured Mortgages as of May 1, 2001:

                                                     Date                                              Distribution
                                        Net        Proceeds                  Dist./    Declaration       Payment
       Complex name                   Proceeds     Received       Gain        Unit        Date             Date
       ------------                   --------     --------     ---------    ------     ---------       ---------
(1) The Meadows of Livonia           $6,653,000    Jan. 2001    $ 253,434    $ 0.53     Jan. 2001       May  2001
(2) Gold Key Village Apartments       2,827,000    Mar. 2001        8,852      0.22     Apr. 2001       Aug. 2001

     As of May 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

      As of May 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                        Outstanding
                                                         Principal    Assignment
  Property Name                     Application Date      Balance        Date
  -------------                     ----------------    ----------       ----
  Park Place Apartments                June 2000        $  754,000        N/A
  Summit Square Manor                  June 2000         1,903,000        N/A
  Park Hill Apartments                 Sept. 2000        1,737,000        N/A
  Fairfax House                        Sept. 2000        2,128,000        N/A
  Country Club Terrace Apts.           Sept. 2000        1,439,000        N/A
  Fairlawn II                          Sept. 2000          755,000        N/A
  Nevada Hills Apts.                   Dec. 2000         1,146,000        N/A
  Dunhaven Apartments, Section I       Jan. 2001           884,000        N/A

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

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                                  March 31,              December 31,
                                                                   2001                     2000
                                                                -----------              -----------
  Fully Insured Acquired Loans:
    Number of Loans                                                       8                        8
    Amortized Cost                                              $10,007,914              $10,041,697
    Face Value                                                   11,983,328               12,040,599
    Fair Value                                                   12,021,885               12,023,455

  Fully Insured Originated Loans:
    Number of Loans                                                       3                        3
    Amortized Cost                                              $12,536,075              $12,570,037
    Face Value                                                   12,230,207               12,261,397
    Fair Value                                                   12,316,262               12,192,633

     As of May 1, 2001, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three months ended March 31, 2001 and 2000, the Partnership received additional interest of $0 and $21,566, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.


5.       INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds due AIM 84 are included on the balance sheet in due to affiliate. In general, the Partnership will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2001 and 2000 are as follows:

                                             2001          2000
                                             ----          ----

      Quarter ended March 31,               $0.68(1)      $0.47(2)(3)
                                            -----         -----
                                            $0.68         $0.47
                                            =====         =====

     The following disposition proceeds are included in the distributions listed above:

                                          Date                            Net
                                        Proceeds           Type of      Proceeds
       Complex Name(s)                  Received         Disposition    Per Unit
       ---------------                  --------         -----------    --------
(1) The Meadows of Livonia             January 2001      Prepayment      $ 0.53
(2) Northwood Apartments               December 1999     Prepayment        0.13
(3) Turtle Creek Apartments            January 2000      Prepayment        0.13


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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                              For the
                                                                                        three months ended
                                                                                             March 31,
                                                                                     ------------------------
       Name of Recipient               Capacity in Which Served/Item                    2001          2000
       -----------------               -----------------------------                 ----------    ----------
CRIIMI, Inc.(1)                        General Partner/Distribution                  $  333,350    $  230,404

AIM Acquisition Partners, L.P.(2)      Advisor/Asset Management Fee                     260,415       293,517

CRIIMI MAE Management, Inc.            Affiliate of General Partner/
                                         Expense Reimbursement                           11,969        12,966

American Insured Mortgage              Affiliate of Partnership/
  Investors (3)                          Share of FHA Debenture                       1,213,860             -

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $76,759 and $86,438 for the three months ended March 31, 2001 and 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

(3) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84.

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

General
-------

     As of March 31, 2001, the Partnership had invested in 50 Insured Mortgages with an aggregate amortized cost of approximately $98 million, an aggregate face value of approximately $102 million and an aggregate fair value of approximately $102 million, as discussed below.

     As of May 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

      As of May 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                                        Outstanding
                                                         Principal    Assignment
  Property Name                     Application Date      Balance        Date
  -------------                     ----------------    ----------       ----
  Park Place Apartments                June 2000        $  754,000        N/A
  Summit Square Manor                  June 2000         1,903,000        N/A
  Park Hill Apartments                 Sept. 2000        1,737,000        N/A
  Fairfax House                        Sept. 2000        2,128,000        N/A
  Country Club Terrace Apts.           Sept. 2000        1,439,000        N/A
  Fairlawn II                          Sept. 2000          755,000        N/A
  Nevada Hills Apts.                   Dec. 2000         1,146,000        N/A
  Dunhaven Apartments, Section I       Jan. 2001           884,000        N/A

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

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds due AIM 84 are included on the balance sheet in due to affiliate. In general, the Partnership will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

Results of Operations
---------------------

     Net earnings decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a decrease in mortgage investment income. This decrease in earnings was partially offset by an increase in gains on mortgage dispositions.

     Mortgage investment income decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of five mortgage dispositions with an aggregate principal balance of approximately $14 million, representing an approximate 11% decrease in the aggregate principal balance of the total mortgage portfolio since March 2000.

     Interest and other income decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a decrease in mortgage service fees as a result of the decreased mortgage base.

     Gains on mortgage dispositions increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. During the first three months of 2001, the Partnership recognized gains of approximately $262,000 from the prepayment of the mortgages on The Meadows of Livonia and Gold Key Village Apartments. During the first three months of 2000, the Partnership recognized a gain of approximately $44,000 from the prepayment of the mortgage on Turtle Creek Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to the reduction in the mortgage base and due to an increase in the change in receivables and other assets. The increase in receivables and other assets is primarily due to the accrual of principal and interest on the mortgages awaiting assignment from HUD under the section 221 program, as previously discussed.

     Net cash provided by investing activities increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first three months of 2001 versus the same period in 2000.

PART I.   FINANCIAL INFORMATION
ITEM 2A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

     Management has determined that there has not been a material change as of March 31, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II. OTHER INFORMATION
ITEM 5.       OTHER INFORMATION

      The following table sets forth information concerning a change in the board of directors of CRIIMI MAE, the sole shareholder of the General Partner, effective April 17, 2001. Under the terms of CRIIMI MAE's reorganization plan, the Board of Directors has expanded from six to nine directors.

The five new Directors are:

o John R. Cooper, senior vice president, finance, of PG&E National Energy Group, Inc., Bethesda, MD and senior vice president, finance and chief financial officer of PG&E National Energy Group Company, a subsidiary of PG&E Energy Group, Inc.
o Alan M. Jacobs, president, AMJ Advisors LLC, Woodmere, NY, that provides expertise in business turnarounds, corporate restructuring and reorganization corporate finance and dispute resolution; AMJ was a financial advisor for CRIIMI MAE's Official Committee of Equity Shareholders.
o Donald J. MacKinnon, chief executive officer and president, REALM, New York, NY, a business-to-business e-commerce hub that combines the resources of several real estate software companies: ARGUS Financial Software, B.J. Murray, CTI Limited, DYNA and NewStar solutions.
o Donald C. Wood, president and chief operating officer, Federal Realty Investment Trust, Rockville, MD, an owner, manager and developer of high quality retail and mixed-use properties.
o Michael F. Wurst, principal, Meridian Realty Advisors, Inc., Dallas, TX, a Dallas-based real estate investment firm focusing on out-of-favor or liquidity-challenged sectors and assets.

Directors to remain on the Board are:

o    William B. Dockser, chairman, CRIIMI MAE Inc., Rockville, MD.
o    H. William Willoughby, president, CRIIMI MAE Inc., Rockville, MD.
o Robert J. Merrick, chief credit officer and director, MCG Capital Corporation, Richmond, VA.
o Robert E. Woods, managing director and head of loan syndication for the Americas, Societe Generale, New York, NY.

     Garrett G. Carlson, Sr. and G. Richard Dunnells resigned as directors in conjunction with the effective date of the reorganization plan.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

PART II.   OTHER INFORMATION

SIGNATURE
---------

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


May 15, 2001                                         /s/ Cynthia O. Azzara
------------                                         ---------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer