Form 10-Q
period 2001-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2001-08-06
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     June 30, 2001
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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2001, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - June 30, 2001  (unaudited) and December 31, 2000                     3

              Statements of Income and Comprehensive Income - for the three and
                 six months ended June 30, 2001  and 2000  (unaudited)                              4

              Statement of Changes in Partners' Equity - for the six months ended
                 June 30, 2001  (unaudited)                                                         5

              Statements of Cash Flows - for the six months ended June 30, 2001
                 and 2000  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     17

Signature                                                                                          18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                             June 30,        December 31,
                                                              2001              2000
                                                          -------------     -------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $  53,612,539     $  70,770,317
    Originated insured mortgages                             15,719,532        15,927,124
                                                          -------------     -------------
                                                             69,332,071        86,697,441


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                9,973,287        10,041,697
    Originated insured mortgages                             12,501,425        12,570,037
                                                          -------------     -------------
                                                             22,474,712        22,611,734

Cash and cash equivalents                                     9,172,305         5,631,117

Receivables and other assets                                  4,129,433         1,319,714

Investment in FHA debenture                                   2,361,381         2,361,381
                                                          -------------     -------------
      Total assets                                        $ 107,469,902     $ 118,621,387
                                                          =============     =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $   4,650,801     $   6,284,867

Accounts payable and accrued expenses                           105,774           112,864

Due to affiliate                                              1,235,104         1,242,107
                                                          -------------     -------------
      Total liabilities                                       5,991,679         7,639,838
                                                          -------------     -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                 106,179,485       114,254,731
  General partners' deficit                                  (5,522,298)       (5,194,582)
  Accumulated other comprehensive income                        821,036         1,921,400
                                                          -------------     -------------
      Total Partners' equity                                101,478,223       110,981,549
                                                          -------------     -------------
      Total liabilities and partners' equity              $ 107,469,902     $ 118,621,387
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                         For the three months ended      For the six months ended
                                                                  June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2001            2000            2001            2000
                                                        -----------     -----------     -----------     -----------

Income:
  Mortgage investment income                            $ 2,095,647     $ 2,451,412     $ 4,243,346     $ 4,971,756
  Interest and other income                                 120,524         101,784         267,886         257,478
                                                        -----------     -----------     -----------     -----------
                                                          2,216,171       2,553,196       4,511,232       5,229,234
                                                        -----------     -----------     -----------     -----------

Expenses:
  Asset management fee to related parties                   246,080         288,452         506,495         581,969
  General and administrative                                 93,496         103,770         194,597         209,823
                                                        -----------     -----------     -----------     -----------
                                                            339,576         392,222         701,092         791,792
                                                        -----------     -----------     -----------     -----------
Net earnings before gains on
  mortgage dispositions                                   1,876,595       2,160,974       3,810,140       4,437,442

Gains on mortgage dispositions                              722,832         234,936         985,118         278,959
                                                        -----------     -----------     -----------     -----------

Net earnings                                            $ 2,599,427     $ 2,395,910     $ 4,795,258     $ 4,716,401
                                                        ===========     ===========     ===========     ===========

Other comprehensive income (loss)                        (1,675,913)     (1,002,564)     (1,100,364)       (954,891)
                                                        -----------     -----------     -----------     -----------
Comprehensive income                                    $   923,514     $ 1,393,346     $ 3,694,894     $ 3,761,510
                                                        -----------     -----------     -----------     -----------

Net earnings allocated to:
  Limited partners - 96.1%                              $ 2,498,049     $ 2,302,470     $ 4,608,243     $ 4,532,461
  General Partner -  3.9%                                   101,378          93,440         187,015         183,940
                                                        -----------     -----------     -----------     -----------
                                                        $ 2,599,427     $ 2,395,910     $ 4,795,258     $ 4,716,401
                                                        ===========     ===========     ===========     ===========

Net earnings per Unit of limited
  partnership interest - basic                          $      0.21     $      0.19     $      0.38     $      0.38
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2001

                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                                               General            Limited         Comprehensive
                                                               Partner            Partner             Income             Total
                                                            --------------     --------------     --------------     --------------
Balance, December 31, 2000                                  $   (5,194,582)    $  114,254,731     $    1,921,400     $  110,981,549

  Net Earnings                                                     187,015          4,608,243                  -          4,795,258

  Adjustment to unrealized gains on
     investments in insured mortgages                                    -                  -         (1,100,364)        (1,100,364)

  Distributions paid or accrued of $1.05 per Unit,
     including return of capital of $0.67 per Unit                (514,731)       (12,683,489)                 -        (13,198,220)
                                                            --------------     --------------     --------------     --------------

Balance, June 30, 2001                                      $   (5,522,298)    $  106,179,485     $      821,036     $  101,478,223
                                                            ==============     ==============     ==============     ==============

Limited Partnership Units outstanding - basic, as
  of June 30, 2001                                                                 12,079,514
                                                                                   ==========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the six months ended
                                                                                                   June 30,
                                                                                             2001            2000
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                          $  4,795,258    $  4,716,401
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (985,118)       (278,959)
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                 (140,586)        194,983
         Decrease in accounts payable and accrued expenses                                     (7,090)        (23,352)
         Decrease in due to affiliate                                                          (7,003)              -
                                                                                         ------------     -----------

            Net cash provided by operating activities                                       3,655,461       4,609,073
                                                                                         ------------     -----------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                  14,197,935       4,986,762
   Receipt of mortgage principal from scheduled payments                                      520,078         596,163
                                                                                         ------------     -----------

            Net cash provided by investing activities                                      14,718,013       5,582,925
                                                                                         ------------     -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (14,832,286)    (28,784,690)
                                                                                         ------------     -----------


Net increase (decrease) in cash and cash equivalents                                        3,541,188     (18,592,692)

Cash and cash equivalents, beginning of period                                              5,631,117      23,723,644
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $  9,172,305    $  5,130,952
                                                                                         ============    ============

Non-cash investing activity:
   Portion of HUD debentures due from Midland in exchange for the Mortgages              $  2,669,133    $          -
   on Summit Square Manor and Park Place Apartments


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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., an affiliate of CRIIMI MAE.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                 June 30,                December 31,
                                                                   2001                     2000
                                                                -----------              -----------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities (5) (7)                               3                        4
    FHA-Insured Certificates (1) (2) (3) (4) (6)                         30                       35
  Amortized Cost                                                $52,247,412              $68,440,285
  Face Value                                                     54,423,755               71,404,632
  Fair Value                                                     53,612,539               70,770,317

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,239,771              $16,311,904
  Face Value                                                     16,207,404               16,279,536
  Fair Value                                                     15,719,532               15,927,124

     Listed below is a summary of prepayments on fully Insured Mortgages as of August 1, 2001:

                                                    Date                                               Distribution
                                        Net       Proceeds                  Dist./     Declaration       Payment
       Complex name                  Proceeds     Received        Gain       Unit         Date            Date
       ------------                  --------     --------      --------    ------      ---------       ---------
(1) The Meadows of Livonia         $6,653,000     Jan. 2001     $253,434    $0.53       Jan. 2001       May  2001
(2) Gold Key Village Apartments     2,827,000     Mar. 2001        8,852     0.22       Apr. 2001       Aug. 2001
(3) Summit Square Manor             1,883,000     May  2001      235,496        *
(4) Park Place Apartments             746,000     May  2001       94,435        *
(5) Carlisle Apartments             2,120,000     Jun. 2001       46,704     0.17       Jul. 2001       Nov. 2001
(6) Cedar Ridge Apartments          2,637,000     Jun. 2001      346,198     0.21       Jul. 2001       Nov. 2001
(7) Afton Square Apartments **      1,061,000     Jul. 2001       29,341     0.08       Jul. 2001       Nov. 2001

* In May 2001, HUD issued assignment proceeds in the form of two 7.125% debentures for the mortgages on Summit Square Manor and Park Place Apartments. The debentures, with face values of $2,715,930 and $1,075,951, for the mortgages on Summit Square Manor and Park Place Apartments, respectively, were issued to Firstar Trust Company, with interest payable semi-annually on January 1 and July 1. Firstar Trust Company, the initial mortgagee, signed the debentures over to Midland Loan Services, Inc. ("Midland"), the third party servicer. Midland will sell the debentures and distribute the proceeds as soon as practical. A distribution will be declared at that time. The mortgages on Summit Square Manor and Park Place Apartments were owned approximately 70% by the Partnership. The Partnership expects to receive net proceeds of approximately $1.8 million and $746,000 for the mortgages on Summit Square Manor and Park Place Apartments, respectively. The net proceeds due the Partnership are included on the balance sheet in Receivables and other assets. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in June 2000.
**   Third quarter 2001 transaction.

     As of August 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of August 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                      Date last principal       Outstanding
                                         and interest            Principal
Property Name                           payment received          Balance
-------------                         ------------------        -----------
Park Hill Apartments                      Sept. 2000            $ 1,737,000
Fairfax House                             Sept. 2000              2,128,000
Country Club Terrace Apts.                Sept. 2000              1,439,000
Fairlawn II                               Sept. 2000                755,000
Nevada Hills Apts.                         Dec. 2000              1,146,000
Dunhaven Apartments, Section I             Jan. 2001                884,000
Woodland Villas                           April 2001                303,000

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


4.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                              June 30,              December 31,
                                               2001                    2000
                                            -----------             -----------
Fully Insured Acquired Loans:
  Number of Loans                                     8                       8
  Amortized Cost                            $ 9,973,287             $10,041,697
  Face Value                                 11,924,976              12,040,599
  Fair Value                                 11,825,879              12,023,455

Fully Insured Originated Loans:
  Number of Loans                                     3                       3
  Amortized Cost                            $12,501,425             $12,570,037
  Face Value                                 12,198,363              12,261,397
  Fair Value                                 12,037,026              12,192,633

     As of August 1, 2001, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and six months ended June 30, 2001, the Partnership received additional interest of $53,423 and $53,423, respectively, from the Participations. During the three and six months ended June 30, 2000, the Partnership received additional interest of $0 and $21,566, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

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


6.   DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2001 and 2000 are as follows:

                                               2001          2000
                                               -----         ----
         Quarter ended March 31,               $0.68(1)      $0.47(3)(4)
         Quarter ended June 30,                 0.37(2)       0.46(5)(6)
                                               -----         -----
                                               $1.05         $0.93
                                               =====         =====

     The following disposition proceeds are included in the distributions listed above:

                                                                         Net
                                        Declaration       Type of     Proceeds
        Complex Name(s)                    Date         Disposition   Per Unit
        ---------------                  ---------      -----------   --------
(1) The Meadows of Livonia               Jan. 2001       Prepayment    $0.53
(2) Gold Key Village Apartments          Apr. 2001       Prepayment     0.22
(3) Northwood Apartments                 Jan. 2000       Prepayment     0.13
(4) Turtle Creek Apartments              Jan. 2000       Prepayment     0.13
(5) Woodland Hills Apartments and
      New Castle Apartments              May 2000        Prepayment     0.22
(6) Colony West Apartments               Jun. 2000       Prepayment     0.05

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                       For the                  For the
                                                                                  three months ended        six months ended
                                                                                       June 30,                 June 30,
                                                                                 ---------------------    ---------------------
    Name of Recipient                     Capacity in Which Served/Item            2001        2000         2001        2000
    -----------------                     -----------------------------          ---------   ---------    ---------   ---------
CRIIMI, Inc. (1)                       General Partner/Distribution              $ 181,381   $ 225,501    $ 514,731   $ 455,905

AIM Acquisition Partners, L.P.(2)      Advisor/Asset Management Fee                246,080     288,452      506,495     581,969

CRIIMI MAE Management, Inc.            Affiliate of General Partner/
                                         Expense Reimbursement                      11,706      12,750       23,675      25,716

American Insured Mortgage              Affiliate of Partnership/ Share of FHA
  Investors (3)                          Debenture And interest                     21,243           -       42,487           -

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $72,535 and $149,294 for the three and six months ended June 30, 2001, respectively, and $85,021 and $171,459 for the three and six months ended June 30, 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

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

General
-------

     As of June 30, 2001, the Partnership had invested in 46 Insured Mortgages with an aggregate amortized cost of approximately $91 million, an aggregate face value of approximately $95 million and an aggregate fair value of approximately $93 million, as discussed below.

     As of August 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of August 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                      Date last principal       Outstanding
                                         and interest            Principal
Property Name                           payment received          Balance
-------------                         ------------------        -----------
Park Hill Apartments                      Sept. 2000            $ 1,737,000
Fairfax House                             Sept. 2000              2,128,000
Country Club Terrace Apts.                Sept. 2000              1,439,000
Fairlawn II                               Sept. 2000                755,000
Nevada Hills Apts.                         Dec. 2000              1,146,000
Dunhaven Apartments, Section I             Jan. 2001                884,000
Woodland Villas                           April 2001                303,000

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

     In May 2001, HUD issued assignment proceeds in the form of two 7.125% debentures for the mortgages on Summit Square Manor and Park Place Apartments. The debentures, with face values of $2,715,930 and $1,075,951, for the mortgages on Summit Square Manor and Park Place Apartments, respectively, were issued to Firstar Trust Company, with interest payable semi-annually on January 1 and July
1. Firstar Trust Company, the initial mortgagee, signed the debentures over to Midland Loan Services, Inc. ("Midland"), the third party servicer. Midland will sell the debentures and distribute the proceeds as soon as practical. A distribution will be declared at that time. The mortgages on Summit Square Manor and Park Place Apartments were owned approximately 70% by the Partnership. The Partnership expects to receive net proceeds of approximately $1.8 million and $746,000 for the mortgages on Summit Square Manor and Park Place Apartments, respectively. The net proceeds due the Partnership are included on the balance sheet in Receivables and other assets.

Results of Operations
---------------------

     Net earnings increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to an increase in gains on mortgage dispositions and a decrease in asset management fee to related parties, as discussed below. This increase was partially offset by a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of nine mortgage dispositions with an aggregate principal balance of approximately $21 million, representing an approximate 17% decrease in the aggregate principal balance of the total mortgage portfolio since March 2000.

     Interest and other income increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fee to related parties decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to the reduction in the mortgage asset base, as previously discussed.

     General and administrative expenses decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to decreases in mortgage service fees and administrative expenses as a result of the decreased mortgage base, as previously discussed.

     Gains on mortgage dispositions increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000. During the six months ended June 30, 2001, the Partnership recognized gains of approximately $655,000 from the prepayment of the mortgages on The Meadows of Livonia, Gold Key Village Apartments, Carlisle Apartments and Cedar Ridge Apartments. In addition, during the first six months of 2001, the Partnership recognized gains of approximately $330,000 from the assignment of the mortgages on Summit Square Manor and Park Place Apartments. During the six months ended June 30, 2000, the Partnership recognized gains of approximately $279,000 from the prepayment of the mortgages on Turtle Creek Apartments, Woodland Hills Apartments, New Castle Apartments and Colony West Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, primarily due to the reduction in the mortgage base, as previously discussed and due to an increase in the change in receivables and other assets. The increase in receivables and other assets is primarily due to the accrual of principal and interest on the mortgages awaiting assignment proceeds from HUD under the section 221 program, as previously discussed.

     Net cash provided by investing activities increased for the six months ended June 30, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first six months of 2001 versus the same period in 2000.

PART I.  FINANCIAL INFORMATION
ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of June 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 30 basis points compared to December 31, 2000.


     Management has determined that there has not been a material change as of June 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

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

                                                   AMERICAN INSURED MORTGAGE
                                                    INVESTORS L.P. - SERIES 85
                                                    (Registrant)

                                                    By: CRIIMI, Inc.
                                                        General Partner


August 6, 2001                                      /s/ Cynthia O. Azzara
--------------                                      ---------------------------
DATE                                                Cynthia O. Azzara
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer