Form 10-Q
period 2001-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2001-11-09
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     September 30, 2001
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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2001,   12,079,514   depositary  units  of  limited
partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - September 30, 2001  (unaudited) and December 31, 2000                3

              Statements of Income and Comprehensive Income - for the three and
                 nine months ended September 30, 2001  and 2000  (unaudited)                        4

              Statement of Changes in Partners' Equity - for the nine months ended
                 September 30, 2001  (unaudited)                                                    5

              Statements of Cash Flows - for the nine months ended September 30, 2001
                 and 2000  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 2A.      Qualitative and Quantitative Disclosures about Market Risk                           16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     17

Signature                                                                                          18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                          September 30,       December 31,
                                                              2001               2000
                                                          -------------      -------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $  54,073,196      $  70,770,317
    Originated insured mortgages                             16,229,467         15,927,124
                                                          -------------      -------------
                                                             70,302,663         86,697,441


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                8,946,627         10,041,697
    Originated insured mortgages                             12,466,072         12,570,037
                                                          -------------      -------------
                                                             21,412,699         22,611,734

Cash and cash equivalents                                     8,602,024          5,631,117

Receivables and other assets                                  4,299,883          1,319,714

Investment in FHA debenture                                   2,385,233          2,361,381
                                                          -------------      -------------
      Total assets                                        $ 107,002,502      $ 118,621,387
                                                          =============      =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $   8,924,511      $   6,284,867

Accounts payable and accrued expenses                           115,555            112,864

Due to affiliate                                              1,213,860          1,242,107
                                                          -------------      -------------
      Total liabilities                                      10,253,926          7,639,838
                                                          -------------      -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  99,466,914        114,254,731
  General partners' deficit                                  (5,794,712)        (5,194,582)
  Accumulated other comprehensive income                      3,076,374          1,921,400
                                                          -------------      -------------
      Total Partners' equity                                 96,748,576        110,981,549
                                                          -------------      -------------
      Total liabilities and partners' equity              $ 107,002,502      $ 118,621,387
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                For the three months ended               For the nine months ended
                                                       September 30,                           September 30,
                                              -------------------------------         -------------------------------
                                                  2001               2000                 2001               2000
                                              ------------       ------------         ------------       ------------
Income:
  Mortgage investment income                  $  1,910,137       $  2,284,389         $  6,153,483       $  7,256,145
  Interest and other income                        133,511             45,210              401,397            302,688
                                              ------------       ------------         ------------       ------------
                                                 2,043,648          2,329,599            6,554,880          7,558,833
                                              ------------       ------------         ------------       ------------

Expenses:
  Asset management fee to related parties          228,466            283,440              734,961            865,409
  General and administrative                        95,203             98,217              289,800            308,040
                                              ------------       ------------         ------------       ------------
                                                   323,669            381,657            1,024,761          1,173,449
                                              ------------       ------------         ------------       ------------
Net earnings before gains on
  mortgage dispositions                          1,719,979          1,947,942            5,530,119          6,385,384

Gains on mortgage dispositions                     219,547                  -            1,204,665            278,959
                                              ------------       ------------         ------------       ------------

Net earnings                                  $  1,939,526       $  1,947,942         $  6,734,784       $  6,664,343
                                              ============       ============         ============       ============

Other comprehensive income                       2,255,338          1,116,357            1,154,974            161,466
                                              ------------       ------------         ------------       ------------
Comprehensive income                          $  4,194,864       $  3,064,299         $  7,889,758       $  6,825,809
                                              ------------       ------------         ------------       ------------

Net earnings allocated to:
  Limited partners - 96.1%                    $  1,863,884       $  1,871,972         $  6,472,127       $  6,404,434
  General Partner -   3.9%                          75,642             75,970              262,657            259,909
                                              ------------       ------------         ------------       ------------
                                              $  1,939,526       $  1,947,942         $  6,734,784       $  6,664,343
                                              ============       ============         ============       ============

Net earnings per Unit of limited
  partnership interest - basic                $       0.15       $       0.15         $       0.54       $       0.53
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2001

                                   (Unaudited)

                                                                                            Accumulated
                                                                                              Other
                                                         General           Limited         Comprehensive
                                                         Partner           Partner            Income            Total
                                                      -------------     -------------      -------------      -------------
Balance, December 31, 2000                            $  (5,194,582)    $ 114,254,731      $   1,921,400     $ 110,981,549

  Net Earnings                                              262,657         6,472,127                  -         6,734,784

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                 -          1,154,974         1,154,974

  Distributions paid or accrued of $1.76 per Unit,
     including return of capital of $1.22 per Unit         (862,787)      (21,259,944)                 -       (22,122,731)
                                                      -------------     -------------      -------------     -------------

Balance, September 30, 2001                           $  (5,794,712)    $  99,466,914      $   3,076,374     $  96,748,576
                                                      =============     =============      =============     =============

Limited Partnership Units outstanding - basic, as
  of September 30, 2001                                                    12,079,514
                                                                           ==========

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                              2001             2000
                                                                                           -----------      -----------
Cash flows from operating activities:
   Net earnings                                                                            $ 6,734,784      $ 6,664,343
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                     (1,204,665)        (278,959)
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                  (311,036)          90,864
         Increase (decrease) in accounts payable and accrued expenses                            2,691          (28,446)
         Decrease in due to affiliate                                                          (28,247)               -
                                                                                           -----------      -----------

            Net cash provided by operating activities                                        5,193,527        6,447,802
                                                                                           -----------      -----------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                   16,475,868        5,310,995
   Receipt of mortgage principal from scheduled payments                                       784,599          898,307
                                                                                           -----------      -----------

            Net cash provided by investing activities                                       17,260,467        6,209,302
                                                                                           -----------      -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                          (19,483,087)     (34,566,767)
                                                                                           -----------      -----------


Net increase (decrease) in cash and cash equivalents                                         2,970,907      (21,909,663)

Cash and cash equivalents, beginning of period                                               5,631,117       23,723,644
                                                                                           -----------      -----------

Cash and cash equivalents, end of period                                                   $ 8,602,024      $ 1,813,981
                                                                                           ===========      ===========

Non-cash investing activity:
   Portion of HUD debentures due from Midland in exchange for the Mortgages
   on Summit Square Manor and Park Place Apartments                                        $ 2,669,133      $        -


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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                September 30,            December 31,
                                                                    2001                     2000
                                                                ------------             ------------
Fully Insured Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities (5)(7)                                 2                        4
    FHA-Insured Certificates (1)(2)(3)(4)(6)                              30                       35
  Amortized Cost                                                $ 51,055,962             $ 68,440,285
  Face Value                                                      53,198,007               71,404,632
  Fair Value                                                      54,073,196               70,770,317

Fully Insured Originated Mortgages:
  Number of
    GNMA Mortgage-Backed Securities                                        1                        1
    FHA-Insured Certificates                                               1                        1
  Amortized Cost                                                $ 16,170,328             $ 16,311,904
  Face Value                                                      16,170,327               16,279,536
  Fair Value                                                      16,229,467               15,927,124

     Listed below is a summary of prepayments on fully Insured Mortgages as of November 1, 2001:

                                                      Date                                          Distribution
                                         Net        Proceeds                 Dist./   Declaration     Payment
       Complex name                   Proceeds      Received       Gain       Unit       Date          Date
       ------------                  -----------    ---------    ---------   ------    ---------     ---------
   (1) The Meadows of Livonia        $ 6,653,000    Jan. 2001    $ 253,434   $ 0.53    Jan. 2001     May  2001
   (2) Gold Key Village Apartments     2,827,000    Mar. 2001        8,852     0.22    Apr. 2001     Aug. 2001
   (3) Summit Square Manor             1,883,000    May  2001      235,496        *
   (4) Park Place Apartments             746,000    May  2001       94,435        *
   (5) Carlisle Apartments             2,120,000    Jun. 2001       46,704     0.17    Jul. 2001     Nov. 2001
   (6) Cedar Ridge Apartments          2,637,000    Jun. 2001      346,198     0.21    Jul. 2001     Nov. 2001
   (7) Afton Square Apartments         1,061,000    Jul. 2001       29,341     0.08    Jul. 2001     Nov. 2001

* In May 2001, HUD issued assignment proceeds in the form of two 7.125% debentures for the mortgages on Summit Square Manor and Park Place Apartments. The debentures, with face values of $2,715,930 and $1,075,951, for the mortgages on Summit Square Manor and Park Place Apartments, respectively, were issued to Firstar Trust Company, with interest payable semi-annually on January 1 and July 1. Firstar Trust Company, the initial mortgagee, signed the debentures over to Midland Loan Services, Inc. ("Midland"), the third party servicer. Midland will sell the debentures and distribute the proceeds as soon as practical. A distribution will be declared at that time. The mortgages on Summit Square Manor and Park Place Apartments were owned approximately 70% by the Partnership. The Partnership expects to receive net proceeds of approximately $1.9 million and $746,000 for the mortgages on Summit Square Manor and Park Place Apartments, respectively. The net proceeds due the Partnership are included on the balance sheet in Receivables and other assets. The servicer of these mortgages filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in June 2000.

     As of November 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of November 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                      Date last principal       Outstanding
                                         and interest            Principal
Property Name                          payment received           Balance
-------------                          ----------------         -----------
Park Hill Apartments                      Sept. 2000            $ 1,737,000
Fairfax House                             Sept. 2000              2,128,000
Country Club Terrace Apts.                Sept. 2000              1,439,000
Fairlawn II                               Sept. 2000                755,000
Nevada Hills Apts.                        Dec.  2000              1,146,000
Dunhaven Apartments, Section I            Jan.  2001                884,000
Woodland Villas                           April 2001                303,000

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


4.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                                September 30,          December 31,
                                                                    2001                    2000
                                                                ------------           ------------
  Fully Insured Acquired Loans:
    Number of Loans (1)                                                    7                      8
    Amortized Cost                                              $  8,946,627           $ 10,041,697
    Face Value                                                    10,686,599             12,040,599
    Fair Value                                                    10,913,704             12,023,455

  Fully Insured Originated Loans:
    Number of Loans                                                        3                      3
    Amortized Cost                                              $ 12,466,072           $ 12,570,037
    Face Value                                                    12,165,849             12,261,397
    Fair Value                                                    12,509,638             12,192,633

(1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the nine months ended September 30, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.

     As of November 1, 2001, all of the Partnership's FHA-Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the October payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). During the three and nine months ended September 30, 2001, the Partnership received additional interest of $0 and $53,423, respectively, from the Participations. During the three and nine months ended September 30, 2000, the Partnership received additional interest of $0 and $21,566, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

5.   INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds due AIM 84 are included on the balance sheet in due to affiliate. In August 2001, HUD issued a call notice for redemption of this debenture, at par, plus accrued interest, on January 1, 2002. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the
Section 221 program of the National Housing Act of 1937 in May 2000.


6.   DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2001 and 2000 are as follows:

                                                 2001              2000
                                                ------            ------
          Quarter ended March 31,               $ 0.68(1)         $ 0.47(6)(7)
          Quarter ended June 30,                  0.37(2)           0.46(8)(9)
          Quarter ended September 30,             0.71(3)(4)(5)     0.18
                                                ------            ------
                                                $ 1.76            $ 1.11
                                                ======            ======

     The following disposition proceeds are included in the distributions listed above:

                                                                                         Net
                                                       Declaration        Type of      Proceeds
                Complex Name(s)                           Date          Disposition    Per Unit
                ---------------                         ---------       -----------    --------
      (1) The Meadows of Livonia                        Jan. 2001        Prepayment     $ 0.53
      (2) Gold Key Village Apartments                   Apr. 2001        Prepayment       0.22
      (3) Cedar Ridge Apartments and
            Carlisle Apartments                         July 2001        Prepayment       0.38
      (4) Afton Square Apartments                       July 2001        Prepayment       0.08
      (5) Berryhill Apartments                          Sept.2001        Prepayment       0.10
      (6) Northwood Apartments                          Jan. 2000        Prepayment       0.13
      (7) Turtle Creek Apartments                       Jan. 2000        Prepayment       0.13
      (8) Woodland Hills Apartments and New
            Castle Apartments                           May  2000        Prepayment       0.22
      (9) Colony West Apartments                        Jun. 2000        Prepayment       0.05

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


7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                        For the                     For the
                                                                                   three months ended           nine months ended
                                                                                      September 30,               September 30,
                                                                                ------------------------    ------------------------
     Name of Recipient               Capacity in Which Served/Item                 2001          2000          2001          2000
     -----------------               -----------------------------              ----------    ----------    ----------    ----------
CRIIMI, Inc. (1)                     General Partner/Distribution               $  348,056    $   88,240    $  862,787    $  544,144

AIM Acquisition Partners, L.P.(2)    Advisor/Asset Management Fee                  228,466       283,440       734,961       865,409

CRIIMI MAE Management, Inc.          Affiliate of General Partner/Expense
                                        Reimbursement                               10,118         9,424        33,793        35,140

American Insured Mortgage            Affiliate of Partnership/ Share of
    Investors (3)                       FHA Debenture and interest                  21,243             -        63,730             -

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $67,340 and $216,634 for the three and nine months ended September 30, 2001, respectively, and $83,544 and $255,003 for the three and nine months ended September 30, 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

(3) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84.

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

General
-------

     As of September 30, 2001, the Partnership had invested in 44 Insured Mortgages with an aggregate amortized cost of approximately $89 million, an aggregate face value of approximately $92 million and an aggregate fair value of approximately $94 million, as discussed below.

     As of November 1, 2001, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the October payment of principal and interest. In addition, the Partnership no longer receives monthly principal and interest from the mortgages that are in the HUD assignment process under Section 221, as discussed below.

     As of November 1, 2001, the Partnership has received notification from the respective servicers that HUD applications for insurance benefits have been filed for the following mortgages:

                                      Date last principal        Outstanding
                                         and interest            Principal
Property Name                          payment received           Balance
-------------                          ----------------         -----------
Park Hill Apartments                      Sept. 2000            $ 1,737,000
Fairfax House                             Sept. 2000              2,128,000
Country Club Terrace Apts.                Sept. 2000              1,439,000
Fairlawn II                               Sept. 2000                755,000
Nevada Hills Apts.                        Dec.  2000              1,146,000
Dunhaven Apartments, Section I            Jan.  2001                884,000
Woodland Villas                           April 2001                303,000

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

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of $2,385,233 was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). Upon disposition of the debenture 50% of the proceeds will be payable to AIM 84. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds due AIM 84 are included on the balance sheet in due to affiliate. In August 2001, HUD issued a call notice for redemption of this debenture, at par, plus accrued interest, on January 1, 2002. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the
Section 221 program of the National Housing Act of 1937 in May 2000.

     In May 2001, HUD issued assignment proceeds in the form of two 7.125% debentures for the mortgages on Summit Square Manor and Park Place Apartments. The debentures, with face values of $2,715,930 and $1,075,951, for the mortgages on Summit Square Manor and Park Place Apartments, respectively, were issued to Firstar Trust Company, with interest payable semi-annually on January 1 and July
1. Firstar Trust Company, the initial mortgagee, signed the debentures over to Midland Loan Services, Inc. ("Midland"), the third party servicer. Midland will sell the debentures and distribute the proceeds as soon as practical. A distribution will be declared at that time. The mortgages on Summit Square Manor and Park Place Apartments were owned approximately 70% by the Partnership. The Partnership expects to receive net proceeds of approximately $1.9 million and $746,000 for the mortgages on Summit Square Manor and Park Place Apartments, respectively. The net proceeds due the Partnership are included on the balance sheet in Receivables and other assets.

Results of Operations
---------------------

     Net earnings did not change significantly for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000.

     Mortgage investment income decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of eleven mortgage dispositions with an aggregate principal balance of approximately $23 million, representing an approximate 19% decrease in the aggregate principal balance of the total mortgage portfolio since March 2000.

     Interest and other income increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution and due to the timing of the receipt of interest on debentures.

     Asset management fee to related parties decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to the reduction in the mortgage asset base, as previously discussed.

     General and administrative expenses decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a decrease in mortgage service fees as a result of the decreased mortgage base, as previously discussed.

     Gains on mortgage dispositions increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. During the nine months ended September 30, 2001, the Partnership recognized gains of approximately $875,000 from the prepayment of the mortgages on The Meadows of Livonia, Gold Key Village Apartments, Carlisle Apartments, Cedar Ridge Apartments, Afton Square Apartments and Berryhill Apartments. In addition, during the first nine months of 2001, the Partnership recognized gains of approximately $330,000 from the assignment of the mortgages on Summit Square Manor and Park Place Apartments. During the nine months ended September 30, 2000, the Partnership recognized gains of approximately $279,000 from the prepayment of the mortgages on Turtle Creek Apartments, Woodland Hills Apartments, New Castle Apartments and Colony West Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, primarily due to the reduction in the mortgage base, as previously discussed and due to an increase in the change in receivables and other assets. The increase in receivables and other assets is primarily due to the accrual of principal and interest on the mortgages awaiting assignment proceeds from HUD under the section 221 program, as previously discussed.

     Net cash provided by investing activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first nine months of 2001 versus the same period in 2000.


ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of September 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had decreased by approximately 57 basis points compared to December 31, 2000.

     Management has determined that there has not been a material change as of September 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

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


November 9, 2001                                     /s/ Cynthia O. Azzara
-----------------                                    ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer