Form 10-K
period 2001-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2002-03-22
CIK 753281

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

For the fiscal year ended December 31, 2001       Commission file number 1-11059


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 19, 2002, 12,079,514 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $87,426,721.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I
Item 1.           Business.........................................................................       3
Item 2.           Properties.......................................................................       4
Item 3.           Legal Proceedings................................................................       4
Item 4.           Submission of Matters to a Vote of Security Holders..............................       4



                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters...........       5
Item 6.           Selected Financial Data..........................................................       6
Item 7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................       7
Item 7A.          Qualitative and Quantitative Disclosures about Market Risk.......................      14
Item 8.           Financial Statements and Supplementary Data......................................      14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..........................................................      14



                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...............................      15
Item 11.          Executive Compensation...........................................................      17
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................      17
Item 13.          Certain Relationships and Related Transactions...................................      18



                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      19

Signatures        .................................................................................      21

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

Development and Description of Business
---------------------------------------

     Information  concerning the business of American Insured Mortgage Investors
- Series 85, L.P. (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6, 7 and 8 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Partnership's Insured Mortgages (as defined below) as of December 31, 2001, which is hereby incorporated by reference herein.

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, Real Estate Investment Trusts ("REIT") or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
          HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The Limited Partnership Units ("Units") are traded on the American Stock Exchange ("AMEX") under the trading symbol of "AII." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2001 and 2000 were as follows:

                                                                                 Amount of
                                                    2001                       Distribution
   Quarter Ended                            High              Low                Per Unit
   -------------                            ----              ---                --------
   March 31                              $ 8.3125          $ 7.6500              $   0.68(1)
   June 30                                 7.9000            7.5000                  0.37(2)
   September 30                            7.9800            7.3500                  0.71(3)(4)(5)(6)
   December 31                             8.1000            7.5100                  0.15
                                                                                 --------
                                                                                 $   1.91
                                                                                 ========

                                                                                 Amount of
                                                    2000                       Distribution
   Quarter Ended                            High              Low                Per Unit
   -------------                            ----              ---                --------
   March 31                              $ 8.7500          $ 8.0000              $   0.47(7)(8)
   June 30                                 8.8750            7.8125                  0.46(9)(10)(11)
   September 30                            8.3750            7.8750                  0.18
   December 31                             8.4375            7.7500                  0.50(12)
                                                                                 --------
                                                                                 $   1.61
                                                                                 ========

     The following disposition proceeds are included in the distributions listed above:

                                               Date                       Net
                                             Proceeds      Type of      Proceeds
         Complex Name(s)                     Received    Disposition    Per Unit
         ---------------                     --------    -----------    --------
 (1) The Meadows of Livonia                  Jan 2001     Prepayment     $0.53
 (2) Gold Key Village Apartments             Mar 2001     Prepayment      0.22
 (3) Cedar Ridge Apartments                  Jun 2001     Prepayment      0.21
 (4) Carlisle Apartments                     Jun 2001     Prepayment      0.17
 (5) Afton Square Apartments                 Jul 2001     Prepayment      0.08
 (6) Berryhill Apartments                    Sep 2001     Prepayment      0.10
 (7) Northwood Apartments                    Dec 1999     Prepayment      0.13
 (8) Turtle Creek Apartments                 Jan 2000     Prepayment      0.13
 (9) Woodland Hills Apartments               Apr 2000     Prepayment      0.06
(10) New Castle Apartments                   May 2000     Prepayment      0.16
(11) Colony West Apartments                  May 2000     Prepayment      0.05
(12) Independence Park                       Oct 2000     Prepayment      0.32



     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.


                                               Approximate Number of Unitholders
      Title of Class                                as of December 31, 2001
      --------------                                -----------------------
Depositary Units of Limited
   Partnership Interest                                      9,700

ITEM 6.   SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                             For the Years Ended December 31,
                                               2001          2000          1999         1998         1997
                                               ----          ----          ----         ----         ----
Income                                       $  8,526      $  9,979      $ 12,230     $ 14,744     $ 16,761

Net gains on mortgage
  dispositions/modifications                    1,785           428           857        1,403          908

Net earnings                                    8,969         8,866        11,225       13,893       15,137

Net earnings per Limited
  Partnership Unit - Basic (1)               $   0.71      $   0.71      $   0.89     $   1.11     $   1.20

Distributions per Limited
  Partnership Unit (1)(2)                    $   1.91      $   1.61      $   3.09     $   3.45     $   2.76

                                                                     As of December 31,
                                               2001          2000          1999         1998         1997
                                               ----          ----          ----         ----         ----
Total assets                                 $ 98,070      $118,621      $143,470     $170,970     $203,450

Partners' equity                               94,828       110,982       120,445      153,543      187,682

(1)  Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, which were paid subsequent to year end. See Notes 8 and 9 of the Notes to Financial Statements.

     The selected income statement data presented above for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1998 and 1997, and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement").

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, a wholly-owned subsidiary of CRIIMI MAE.

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

     As of December 31, 2001, the Partnership had invested in 40 Insured Mortgages, with an aggregate amortized cost of approximately $82 million, a face value of approximately $85 million and a fair value of approximately $84 million, as discussed below.

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

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates
--------------------------------------------------------------------------

      Listed below is the Partnership's aggregate investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates:

                                                                  December 31,
                                                             2001             2000
                                                             ----             ----
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities (3)(5)                       2                4
      FHA-Insured Certificates
       (1)(2)(4) and (6) through (14)                             26               35
Amortized Cost                                          $ 44,640,062     $ 68,440,285
Face Value                                                46,215,896       71,404,632
Fair Value                                                45,845,197       70,770,317

                                                                  December 31,
                                                             2001             2000
                                                             ----             ----
Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                              1                1
      FHA-Insured Certificates                                     1                1
Amortized Cost                                          $ 16,132,560     $ 16,311,904
Face Value                                                16,132,560       16,279,536
Fair Value                                                15,734,485       15,927,124

     The footnotes referred to in the table above correspond to the numbers of the items listed in the three tables that follow.

     Listed below is a summary of prepayments on fully Insured Mortgages:

(Dollars in thousands, except per unit amounts)

                                                   Date                                      Distribution
                                       Net       Proceeds             Dist./   Declaration      Payment
      Complex Name                   Proceeds    Received     Gain     Unit       Date           Date
      ------------                   --------    --------     ----     ----       ----           ----
  (1) The Meadows of Livonia          $6,653     Jan 2001     $253    $0.53     Jan 2001       May 2001
  (2) Gold Key Village Apartments      2,827     Mar 2001        9     0.22     Apr 2001       Aug 2001
  (3) Carlisle Apartments              2,120     Jun 2001       47     0.17     Jul 2001       Nov 2001
  (4) Cedar Ridge Apartments           2,637     Jun 2001      346     0.21     Jul 2001       Nov 2001
  (5) Afton Square Apartments          1,061     Jul 2001       29     0.08     Jul 2001       Nov 2001
  (6) The Gatehouse Apartments         2,802     Dec 2001       48     0.22     Jan 2002       May 2002

     The two lists below summarize debentures issued for mortgages assigned to the United States Department of Housing and Urban Development ("HUD") under
Section 221 of the National Housing Act. Interest is payable on the debentures semi-annually on January 1 and July 1.

     The following list represents debentures redeemed, subsequent to December 31, 2001, in January 2002. These debentures were issued to Firstar Trust Company, the initial mortgagee and subsequently transferred to Midland Loan Services, Inc. ("Midland"), the servicer, in 2001. The net proceed amounts, which were received in January 2002, listed below are included in receivables and other assets in the Partnership's balance sheet as of December 31, 2001.

(Dollars in thousands, except per unit amounts)

                               Debenture                            Date of                                          Dist.
                               Interest     Net      Application    Response     Gain    Dist./    Declaration      Payment
     Complex Name                Rate     Proceeds      Date        from HUD     2001     Unit        Date           Date
     ------------                ----     --------      ----        --------     ----     ----        ----           ----
  (7)Summit Square Manor        7.125%    $ 1,883     Jun 2000      May 2001    $ 235   $ 0.150     Feb 2002       May 2002
  (8)Park Place                 7.125%        746     Jun 2000      May 2001       94     0.060     Feb 2002       May 2002
  (9)Park Hill Apartments       7.500%      1,721     Sep 2000      Nov 2001      208     0.140     Feb 2002       May 2002
 (10)Fairfax House              7.500%      2,109     Sep 2000      Nov 2001      268     0.170     Feb 2002       May 2002
 (11)Woodland Villas            7.125%        300     Apr 2001      Nov 2001       56     0.025     Feb 2002       May 2002
                                          -------                                       -------
     Total included in receivables and
     other assets as  of  December 31,
     2001                                 $ 6,759                                       $ 0.545
                                          =======                                       =======

     In addition, the Partnership received interest on debentures in 2002: (1) a distribution of approximately $0.02 per unit of interest related to HUD debentures issued in exchange for the mortgages on Park Hill Apartments, Fairfax House and Woodland Villas was declared in January 2002, and (2) a distribution of $0.02 per unit of interest related to HUD debentures issued in exchange for the mortgages on Summit Square Manor, Park Place, Park Hill Apartments, Fairfax House and Woodland Villas was declared in February 2002. These distributions are expected to be paid in May 2002.

     The following list represents debentures that were issued, subsequent to December 31, 2001, in January 2002, to Firstar Trust Company, the initial mortgagee, and transferred to Midland. The Partnership anticipates the debentures will be redeemed prior to maturity date. The fair value of these FHA-Insured Certificates are included in investment in FHA-Insured Certificates in the Partnership's balance sheet as of December 31, 2001.

(Dollars in thousands, except per unit amounts)

                                  Debenture                               Date of     Approximate    Debenture
                                  Interest      Net       Application     Response       Gain        Maturity
      Complex Name                  Rate      Proceeds       Date         from HUD       2002          Date
      ------------                  ----      --------       ----         --------       ----          ----
 (12) Country Club Terrace
        Apts.                      7.500%      $ 1,425     Sep 2000       Jan 2002      $ 178        Sep 2010
 (13) Nevada Hills Apartments      7.500%        1,133     Dec 2000       Jan 2002        154        Dec 2010
 (14) Dunhaven Apartments          7.125%          872     Jan 2001       Jan 2002        165        Feb 2011

     As of March 1, 2002, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are in the HUD assignment process under the
Section 221 program. The servicer of the mortgage on Fairlawn II filed an application for insurance benefits under section 221 in September 2000. The face value of this mortgage was approximately $755,000 as of the insurance application date. The Partnership has not received approval for the assignment of this mortgage as of March 1, 2002.

     Under Section 221 of the National Housing Act, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the "going Federal rate", from date of assignment of the mortgage to the date of issuance of the debenture. The
Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred. In general, the Partnership plans to sell the debentures if not called prior to the Partnership's termination date, December 31, 2009. At that time debenture proceeds will be distributed to Unitholders.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received $0, $0, and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

Fully Insured FHA-Insured Loans
-------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                         December 31,
                                                2001                    2000
                                                ----                    ----
Fully Insured Acquired Loans:
  Number of Loans (1)                                 7                        8
Amortized Cost                              $ 8,914,573              $10,041,697
Face Value                                   10,632,937               12,040,599
Fair Value                                   10,451,178               12,023,455

Fully Insured Originated Loans:
  Number of Loans (2)                                 3                        3
Amortized Cost                              $12,430,002              $12,570,037
Face Value                                   12,132,653               12,261,397
Fair Value                                   12,122,221               12,192,633

(1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the year ended December 31, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.
(2) In January 2002, the mortgage on Longleaf Lodge was prepaid. The Partnership received net proceeds of approximately $3.7 million and expects to recognize a gain of approximately $672,000 in 2002. A distribution of approximately $0.29 per Unit related to the prepayment of this mortgage was declared in January 2002 and is expected to be paid in May 2002.

     As of March 1, 2002, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the February 2002 payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received $53,424, $21,566, and $45,164, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Investment in FHA Debenture
---------------------------

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% FHA debenture for the mortgage on Fox Run Apartments. The debenture, with a face value and fair value, as of December 31, 2001, of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this debenture. Since the mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by AIM 84, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per

Unit related to the redemption of this debenture was declared in January 2002 and is expected to be paid in May 2002.

Results of Operations
---------------------
2001 versus 2000
----------------

     Net earnings increased slightly for 2001 as compared to 2000, primarily due an increase in net gains from mortgage dispositions, partially offset by a decrease in mortgage investment income primarily due to the reduction in the mortgage base. The mortgage base decreased as a result of 17 mortgage dispositions with an aggregate principal balance of approximately $34 million, representing an approximate 28% decrease in the aggregate principal balance of the total mortgage portfolio since March 2000.

     Interest and other income increased for 2001 as compared to 2000, primarily due to the timing of the investment of mortgage proceeds prior to the distribution to Unitholders.

     Asset management fees decreased for 2001 as compared to 2000, primarily due to the reduction in the mortgage base.

     Gains on mortgage dispositions increased for 2001 as compared to 2000 as a result of gains recognized on seven mortgage prepayments and five mortgage assignments in 2001, as discussed above, compared to gains recognized on four mortgage prepayments and one assignment in 2000. No losses were recognized in 2001 compared to loss recognized on one mortgage prepayment in 2000.

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

     Gains on mortgage dispositions decreased for 2000 as compared to 1999 as a result of gains recognized on four mortgage prepayments and one assignment in 2000, as discussed above, compared to gains recognized on seven mortgage prepayments in 1999. Losses were recognized on one mortgage prepayment in 2000, as discussed above, compared to losses recognized on four mortgage prepayments in 1999.

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 2001, 2000 and 1999 to meet operating expense requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2002.

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

Cash flow - 2001 versus 2000
----------------------------

     Net cash provided by operating activities decreased in 2001 compared to 2000, primarily due to the reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities increased in 2001 compared to 2000. This increase is primarily due to an increase in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased in 2001 compared to 2000 due to a reduction in the amount of distributions paid to partners in 2001 compared to 2000.

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased in 2000 as compared to 1999, primarily due to the reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities decreased in 2000 as compared to 1999. This decrease is primarily due to a reduction in proceeds received from the disposition of mortgages, a decrease in net debenture proceeds, as discussed previously, and a decrease in the receipt of mortgage principal from scheduled payments.

     Net cash used in financing activities increased in 2000 as compared to 1999 due to an increase in the amount of distributions paid to partners in 2000 compared to 1999.

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

                                                                                                           Fair
                               2002      2003      2004      2005      2006      Thereafter     Total      Value
                               ----      ----      ----      ----      ----      ----------     -----      -----
Insured Mortgages
   (in millions)              $16.2     $14.5     $13.7     $12.4     $11.4        $62.0        $130.2     $84.2

Average Interest Rate          7.87%     7.87%     7.86%     7.82%     7.81%        7.99%         7.87%      --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 22.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. CRIIMI, Inc. holds a general partnership interest of 3.9%. The affairs of the Partnership are managed by the General Partner, which is wholly-owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange.

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

     The General Partner is also the general partner of AIM 84, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 19, 2002:

Name                                        Age                          Position
----                                        ---                          --------
William B. Dockser                          64                   Chairman of the Board

H. William Willoughby                       55                   President, Secretary and Director

David B. Iannarone                          41                   Executive Vice President

Cynthia O. Azzara                           42                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             40                   Senior Vice President

John R. Cooper                              54                   Director

Alan M. Jacobs                              53                   Director

Robert J. Merrick                           56                   Director

Robert E. Woods                             54                   Director

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

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President CRIIMI MAE since December 2000; as Senior Vice President and General Counsel of CRIIMI MAE from March 1998 to December 2000; and as Vice President and General Counsel of CRIIMI MAE from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; and as Group Vice President of CRIIMI MAE from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper has served as Director of CRIIMI MAE since April 2001. Mr. Cooper is Senior Vice President, Finance, of PG&E National Energy Group, Inc. He has been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Alan M. Jacobs has served as Director of the General Partner since April 2001. Mr. Jacobs has served as Director of CRIIMI MAE since April 2001; President of AMJ Advisors LLC, since September 1999; and founding member and Senior Partner of Ernst and Young LLP's restructuring and reorganization practice through September 1999. Mr. Jacobs is the Plan Administrator and Litigation Trust Trustee for T&W Financial Corporation, the Chapter 11 Trustee for Apponline.com, Inc., the Chapter 11 Trustee for Sharp International Corp., the Chapter 7 Trustee for Edison Brothers Stores, Inc. and was formerly the co-chairman and co-chief executive officer of West Coast Entertainment Corporation. Mr. Jacobs serves as a director of The Singer Sewing Company. Mr. Jacobs was an executive officer of West Coast Entertainment Corporation at the time such corporation filed a petition under the federal bankruptcy laws in March 2000.

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

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997; Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division, Citicorp from 1991 to 1997.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership does not have any directors or officers. None of the directors or officers of the General Partner received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 8 of the Notes to Financial Statements of the Partnership.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of February 19, 2002, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 19, 2002 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

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

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with management and others.

     Note 8 of the Notes to Financial Statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

(b)  Certain business relationships.

     Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

(c)  Indebtedness of management.

     None.

(d)  Transactions with promoters.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

         (a)(1)   Financial Statements:

                                                                                                        Page
         Description                                                                                   Number
         -----------                                                                                   ------
         Balance Sheets as of December 31, 2001 and 2000.................................................24

         Statements of Income and Comprehensive Income for the years ended December 31, 2001,
            2000, and 1999 ..............................................................................25

         Statements of Changes in Partners' Equity for the years ended December 31, 2001, 2000 and 1999.....................................................................................26

         Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...................27

         Notes to Financial Statements...................................................................28


         (a)(2)  Financial Statement Schedules:

                  IV - Mortgage Loans on Real Estate.....................................................39

     All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

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

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 22, 2002 regarding the representations received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements(filed herewith).

         (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.

               All other items are not applicable.

                                     PART IV

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Dockser and H. William Willoughby, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                                               AMERICAN INSURED MORTGAGE
                                               INVESTORS - SERIES 85, L.P.
                                               (Registrant)

                                               By:  CRIIMI, Inc.
                                                    General Partner

March 12, 2002                                 /s/ William B. Dockser
--------------                                 ---------------------------------
DATE                                           William B. Dockser
                                               Chairman of the Board

March 12, 2002                                 /s/ H. William Willoughby
--------------                                 ---------------------------------
DATE                                           H. William Willoughby
                                               President, Secretary and Director

March 22, 2002                                 /s/ Cynthia O. Azzara
--------------                                 ---------------------------------
DATE                                           Cynthia O. Azzara
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer

March 12, 2002                                 /s/ John R. Cooper
--------------                                 ---------------------------------
DATE                                           John R. Cooper
                                               Director

March 12, 2002                                 /s/ Alan M. Jacobs
--------------                                 ---------------------------------
DATE                                           Alan M. Jacobs
                                               Director

March 14, 2002                                 /s/ Robert J. Merrick
--------------                                 ---------------------------------
DATE                                           Robert J. Merrick
                                               Director

March 11, 2002                                 /s/ Robert E. Woods
--------------                                 ---------------------------------
DATE                                           Robert E. Woods
                                               Director

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.



                              Financial Statements

                        as of December 31, 2001 and 2000

                             and for the Years Ended

                        December 31, 2001, 2000, and 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors - Series 85, L.P.:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
Vienna, Virginia
March 4, 2002

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                            December 31,      December 31,
                                                                2001              2000
                                                            ------------      ------------
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value:
    Acquired insured mortgages                              $ 45,845,197      $ 70,770,317
    Originated insured mortgages                              15,734,485        15,927,124
                                                            ------------      ------------

                                                              61,579,682        86,697,441

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                 8,914,573        10,041,697
    Originated insured mortgages                              12,430,002        12,570,037
                                                            ------------      ------------
                                                              21,344,575        22,611,734

Cash and cash equivalents                                      4,366,085         5,631,117

Receivables and other assets                                   8,394,392         1,319,714

Investment in FHA debenture                                    2,385,233         2,361,381
                                                            ------------      ------------

      Total assets                                          $ 98,069,967      $118,621,387
                                                            ============      ============


           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $  1,885,460      $  6,284,867

Accounts payable and accrued expenses                            121,659           112,864

Due to affiliate                                               1,235,104         1,242,107
                                                            ------------      ------------

      Total liabilities                                        3,242,223         7,639,838
                                                            ------------      ------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units
      authorized, 12,079,514 Units issued and outstanding     99,801,805       114,254,731
  General partner's deficit                                   (5,781,121)       (5,194,582)
  Accumulated other comprehensive income                         807,060         1,921,400
                                                            ------------      ------------

      Total partners' equity                                  94,827,744       110,981,549
                                                            ------------      ------------

      Total liabilities and partners' equity                $ 98,069,967      $118,621,387
                                                            ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the years ended December 31,
                                                2001             2000            1999
                                            ------------     ------------     ------------
Income:
  Mortgage investment income                $  7,983,600     $  9,597,605     $ 11,846,964
  Interest and other income                      541,979          380,932          382,860
                                            ------------     ------------     ------------

                                               8,525,579        9,978,537       12,229,824


Expenses:
  Asset management fee to related parties        959,934        1,142,121        1,382,904
  General and administrative                     382,296          397,713          479,113
                                            ------------     ------------     ------------

                                               1,342,230        1,539,834        1,862,017
                                            ------------     ------------     ------------

Earnings before gains (losses)
  on mortgage dispositions                     7,183,349        8,438,703       10,367,807

Mortgage dispositions
  Gains                                        1,785,376          467,414          956,150
  Losses                                               -          (39,819)         (99,399)
                                            ------------     ------------     ------------

Net earnings                                $  8,968,725     $  8,866,298     $ 11,224,558
                                            ============     ============     ============

Other comprehensive (loss) income             (1,114,340)       1,907,406       (5,482,391)
                                            ------------     ------------     ------------

Comprehensive income                        $  7,854,385     $ 10,773,704     $  5,742,167
                                            ============     ============     ============


Net earnings allocated to:
  Limited partners - 96.1%                  $  8,618,945     $  8,520,512     $ 10,786,800
  General partner -   3.9%                       349,780          345,786          437,758
                                            ------------     ------------     ------------

                                            $  8,968,725     $  8,866,298     $ 11,224,558
                                            ============     ============     ============

Net earnings per Limited
  Partnership Unit - Basic                  $       0.71     $       0.71     $       0.89
                                            ============     ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                For the years ended December 31, 2001, 2000, 1999

                                                                                         Accumulated
                                                                                           Other
                                                        General          Limited        Comprehensive
                                                        Partner          Partners          Income           Total
                                                      ------------     ------------     ------------     ------------
Balance, January 1, 1999                              $ (3,674,093)    $151,721,136     $  5,496,385     $153,543,428

  Net Earnings                                             437,758       10,786,800                -       11,224,558
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                             -                -       (5,482,391)      (5,482,391)
  Distributions paid or accrued of $3.09 per Unit,
    including return of capital of $2.20 per Unit       (1,514,779)     (37,325,699)               -      (38,840,478)
                                                      ------------     ------------     ------------     ------------

Balance, December 31, 1999                              (4,751,114)     125,182,237           13,994      120,445,117

  Net Earnings                                             345,786        8,520,512                -        8,866,298
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                             -                -        1,907,406        1,907,406
  Distributions paid or accrued of $1.61 per Unit,
    including return of capital of $0.90 per Unit         (789,254)     (19,448,018)               -      (20,237,272)
                                                      ------------     ------------     ------------     ------------

Balance, December 31, 2000                              (5,194,582)     114,254,731        1,921,400      110,981,549

  Net Earnings                                             349,780        8,618,945                -        8,968,725
  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                             -                -       (1,114,340)      (1,114,340)
  Distributions paid or accrued of $1.91 per Unit,
    including return of capital of $1.20 per Unit         (936,319)     (23,071,871)               -      (24,008,190)
                                                      ------------     ------------     ------------     ------------

Balance, December 31, 2001                            $ (5,781,121)    $ 99,801,805     $    807,060     $ 94,827,744
                                                      ============     ============     ============     ============



Limited Partnership Units outstanding - Basic, as of
   December 31, 2001, 2000 and 1999                                      12,079,514
                                                                         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                      STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                       2001              2000              1999
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                    $  8,968,725      $  8,866,298      $ 11,224,558
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Losses on mortgage dispositions                                                         -            39,819            99,399
      Gains on mortgage dispositions                                                 (1,785,376)         (467,414)         (956,150)
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                           (315,436)         (196,242)          329,820
         Increase (decrease) in accounts payable and accrued expenses                     8,795           (34,609)          (36,763)
         Decrease in due to affiliate                                                    (7,003)                -          (131,129)
                                                                                   ------------      ------------      ------------

            Net cash provided by operating activities                                 6,869,705         8,207,852        10,529,735
                                                                                   ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                            19,316,901         9,346,682        26,870,388
   Receipt of mortgage principal from scheduled payments                                955,959         1,182,259         1,308,678
   Proceeds from redemption of debenture                                                      -                 -         2,296,098
   Debenture proceeds due to affiliate                                                        -                 -        (1,148,049)
                                                                                   ------------      ------------      ------------

            Net cash provided by investing activities                                20,272,860        10,528,941        29,327,115
                                                                                   ------------      ------------      ------------

Cash flows from financing activities:
   Distributions paid to partners                                                   (28,407,597)      (36,829,320)      (31,927,125)
                                                                                   ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                                 (1,265,032)      (18,092,527)        7,929,725

Cash and cash equivalents, beginning of year                                          5,631,117        23,723,644        15,793,919
                                                                                   ------------      ------------      ------------

Cash and cash equivalents, end of year                                             $  4,366,085      $  5,631,117      $ 23,723,644
                                                                                   ============      ============      ============

Non-cash investing activity:

   7.125% debenture received from HUD in exchange for
      the mortgage on Fox Run Apartments                                                      -      $  2,385,233                 -
   Portion of debenture due to affiliate, AIM 84                                              -        (1,242,107)                -
   Portion of HUD debentures due from Midland in exchange
      for the mortgages on Summit Square Manor, Park Place,
      Park Hill Apartments, Fairfax House, and Woodland Villas                     $  6,759,242                 -                 -

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

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 3.9% and is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, a wholly-owned subsidiary of CRIIMI MAE.

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

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

2.   SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting
--------------------

     The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 2001, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 26 years. However, the partnership agreement states that the Partnership will terminate in approximately 8 years on December 31, 2009, unless terminated earlier under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement under Section 221 of the National Housing Act (the "Section 221 program"), as discussed in Note 5.

     In connection with this classification, as of December 31, 2001 and 2000, all of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

     As of December 31, 2001 and 2000, Investment in FHA-Insured Loans is recorded at amortized cost.

     The amortized cost of the investments in GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

Investment in FHA Debenture
---------------------------

     From time to time, the Partnership assigns defaulted loans to HUD in order to collect the amount of delinquent principal and interest. In addition, mortgages are assigned to HUD under the Section 221 program, as discussed in
Note 5. HUD determines if the claim will be settled in cash or by the issuance of debentures. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of the debentures are usually more than 9 years and the rate is set based upon the rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever is greater. The Partnership classifies its Investment in FHA Debenture as an available for sale debt security with changes in fair value recorded as an adjustment to equity and other comprehensive income.

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

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2001, 2000 and 1999. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect all operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

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

                                              As of December 31, 2001            As of December 31, 2000
                                            Amortized          Fair            Amortized          Fair
                                              Cost             Value             Cost             Value
                                          -------------    --------------    -------------    --------------
Investment in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Securities:
   Acquired insured mortgages             $  44,640,062    $   45,845,197    $  68,440,285    $   70,770,317
   Originated insured mortgages              16,132,560        15,734,485       16,311,904        15,927,124
                                          -------------    --------------    -------------    --------------

                                          $  60,772,622    $   61,579,682    $  84,752,189    $   86,697,441
                                          =============    ==============    =============    ==============

Investment in FHA-Insured Loans:
  Acquired insured mortgages              $   8,914,573    $   10,451,178    $  10,041,697    $   12,023,455
  Originated insured mortgages               12,430,002        12,122,221       12,570,037        12,192,633
                                          -------------    --------------    -------------    --------------

                                          $  21,344,575    $   22,573,399    $  22,611,734    $   24,216,088
                                          =============    ==============    =============    ==============

Cash and cash equivalents                 $   4,366,085    $    4,366,085    $   5,631,117    $    5,631,117
                                          =============    ==============    =============    ==============

Investment in FHA Debenture               $   2,385,233    $    2,385,233    $   2,385,233    $    2,361,381
                                          =============    ==============    =============    ==============

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
GNMA Mortgage-Backed Securities, FHA-Insured Loans and FHA Debenture
--------------------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market. The fair value is equal to its face value upon redemption of the debenture.

Cash and cash equivalents
-------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

4.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages and debenture accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gains or losses related to those investments that were not disposed of during the period.

                                                                2001           2000           1999
                                                                ----           ----           ----
Reclassification adjustment for (gains) losses
   included in net income                                   $ (1,149,729)  $    114,365   $ (1,213,550)
Unrealized holding gains (losses) arising during
   the period                                                     35,389      1,793,041     (4,268,841)
                                                            ------------   ------------   ------------

Net adjustment to unrealized (losses) gains                 $ (1,114,340)  $  1,907,406   $ (5,482,391)
                                                            ============   ============   ============

5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED
     SECURITIES

Fully Insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates
--------------------------------------------------------------------------

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                            December 31,
                                                       2001             2000
                                                       ----             ----
Fully Insured Acquired Mortgages:
   Number of
      GNMA Mortgage-Backed Securities (3)(5)                  2                4
      FHA-Insured Certificates
       (1)(2)(4) and (6) through (14)                        26               35
Amortized Cost                                     $ 44,640,062     $ 68,440,285
Face Value                                           46,215,896       71,404,632
Fair Value                                           45,845,197       70,770,317

Fully Insured Originated Mortgages:
   Number of
      GNMA Mortgage-Backed Securities                         1                1
      FHA-Insured Certificates                                1                1
Amortized Cost                                     $ 16,132,560     $ 16,311,904
Face Value                                           16,132,560       16,279,536
Fair Value                                           15,734,485       15,927,124

     The footnotes referred to in the table above correspond to the numbers of the items listed in the three tables that follow.

Listed below is a summary of prepayments on fully Insured Mortgages:

(Dollars in thousands, except per unit amounts)

                                                   Date                                      Distribution
                                       Net       Proceeds             Dist./   Declaration      Payment
      Complex Name                   Proceeds    Received     Gain     Unit       Date           Date
      ------------                   --------    --------     ----     ----       ----           ----
  (1) The Meadows of Livonia          $6,653     Jan 2001     $253    $0.53     Jan 2001       May 2001
  (2) Gold Key Village Apartments      2,827     Mar 2001        9     0.22     Apr 2001       Aug 2001
  (3) Carlisle Apartments              2,120     Jun 2001       47     0.17     Jul 2001       Nov 2001
  (4) Cedar Ridge Apartments           2,637     Jun 2001      346     0.21     Jul 2001       Nov 2001
  (5) Afton Square Apartments          1,061     Jul 2001       29     0.08     Jul 2001       Nov 2001
  (6) The Gatehouse Apartments         2,802     Dec 2001       48     0.22     Jan 2002       May 2002

     The two lists below summarize debentures issued for mortgages assigned to HUD under the Section 221 program. Interest is payable on the debentures semi-annually on January 1 and July 1.

     The following list represents debentures redeemed, subsequent to December 31, 2001, in January 2002. These debentures were issued to Firstar Trust Company, the initial mortgagee and subsequently transferred to Midland Loan Services, Inc. ("Midland"), the servicer, in 2001. The net proceed amounts, which were received in January 2002, listed below are included in receivables and other assets in the Partnership's balance sheet as of December 31, 2001.


(Dollars in thousands, except per unit amounts)

                              Debenture                             Date of                                          Dist.
                               Interest     Net      Application    Response     Gain    Dist./    Declaration     Payment
     Complex Name                Rate     Proceeds      Date        from HUD     2001     Unit        Date           Date
     ------------                ----     --------      ----        --------     ----     ----        ----           ----
  (7)Summit Square Manor        7.125%    $ 1,883     Jun 2000      May 2001    $ 235   $ 0.150     Feb 2002       May 2002
  (8)Park Place                 7.125%        746     Jun 2000      May 2001       94     0.060     Feb 2002       May 2002
  (9)Park Hill Apartments       7.500%      1,721     Sep 2000      Nov 2001      208     0.140     Feb 2002       May 2002
 (10)Fairfax House              7.500%      2,109     Sep 2000      Nov 2001      268     0.170     Feb 2002       May 2002
 (11)Woodland Villas            7.125%        300     Apr 2001      Nov 2001       56     0.025     Feb 2002       May 2002
                                          -------                                       -------
     Total included in receivables and
     other assets as  of  December 31,
     2001                                 $ 6,759                                       $ 0.545
                                          =======                                       =======

     In addition, the Partnership received interest on debentures in 2002: (1) a distribution of approximately $0.02 per unit of interest related to HUD debentures issued in exchange for the mortgages on Park Hill Apartments, Fairfax House and Woodland Villas was declared in January 2002, and (2) a distribution of $0.02 per unit of interest related to HUD debentures issued in exchange for the mortgages on Summit Square Manor, Park Place, Park Hill Apartments, Fairfax House and Woodland Villas was declared in February 2002. These distributions are expected to be paid in May 2002.

     The following list represents debentures that were issued, subsequent to December 31, 2001, in January 2002, to Firstar Trust Company, the initial mortgagee, and transferred to Midland. The Partnership anticipates the debentures will be redeemed prior to maturity date. The fair value of these FHA-Insured Certificates are included in investment in FHA-Insured Certificates in the Partnership's balance sheet as of December 31, 2001.

(Dollars in thousands, except per unit amounts)

                                  Debenture                               Date of    Approximate    Debenture
                                  Interest      Net       Application     Response      Gain        Maturity
      Complex Name                  Rate      Proceeds       Date         from HUD      2002          Date
      ------------                  ----      --------       ----         --------      ----          ----
 (12) Country Club Terrace
      Apts.                        7.500%      $ 1,425     Sep 2000       Jan 2002      $ 178       Sep 2010
 (13) Nevada Hills Apartments      7.500%        1,133     Dec 2000       Jan 2002        154       Dec 2010
 (14) Dunhaven Apartments          7.125%          872     Jan 2001       Jan 2002        165       Feb 2011

     As of March 1, 2002, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are in the HUD assignment process under the
Section 221 program. The servicer of the mortgage on Fairlawn II filed an application for insurance benefits under section 221 in September 2000. The face value of this mortgage was approximately $755,000 as of the insurance application date. The Partnership has not received approval for the assignment of this mortgage as of March 1, 2002.

     Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the "going Federal rate", from date of assignment of the mortgage to the date of issuance of the debenture. The
Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred. In general, the Partnership plans to sell the debentures if not called prior to the Partnerships termination date. At that time debenture proceeds will be distributed to Unitholders.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received $0, $0, and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

6.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                        December 31,
                                               2001                     2000
                                               ----                     ----
Fully Insured Acquired Loans:
  Number of Loans (1)                                 7                        8
Amortized Cost                              $ 8,914,573              $10,041,697
Face Value                                   10,632,937               12,040,599
Fair Value                                   10,451,178               12,023,455

Fully Insured Originated Loans:
  Number of Loans (2)                                 3                        3
Amortized Cost                              $12,430,002              $12,570,037
Face Value                                   12,132,653               12,261,397
Fair Value                                   12,122,221               12,192,633

(1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the year ended December 31, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.
(2) In January 2002, the mortgage on Longleaf Lodge was prepaid. The Partnership received net proceeds of approximately $3.7 million and expects to recognize a gain of approximately $672,000 in 2002. A distribution of approximately $0.29 per Unit related to the prepayment of this mortgage was declared in January 2002 and is expected to be paid in May 2002.

     As of March 1, 2002, all of the fully insured FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the February 2002 payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received $53,424, $21,566, and $45,164, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

7.   INVESTMENT IN FHA DEBENTURE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% FHA debenture for the mortgage on Fox Run Apartments. The debenture, with a face value and fair value, as of December 31, 2001, of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this debenture. Since the mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by AIM 84, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this debenture was declared in January 2002 and is expected to be paid in May 2002.


8.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2001, 2000 and 1999 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

      The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2001, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                     For the year ended December 31,
Name of Recipient               Capacity in Which Served/Item        2001         2000         1999
-----------------               -----------------------------        ----         ----         ----
CRIIMI, Inc.(1)                 General Partner/Distribution      $  936,319   $  789,254   $1,514,779

AIM Acquisition Partners,
  L.P.(2)                       Advisor/Asset Management Fee         959,934    1,142,121    1,382,904


CRIIMI MAE Management, Inc.     Affiliate of General
                                  Partner/Expense                     44,951       42,074       43,624

(1) The General Partner is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of total invested assets (as defined in the partnership agreement). CMSLP is entitled to a fee equal to 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $282,943, $336,565, and $407,699 for the years ended December 31, 2001, 2000, and 1999, respectively. The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

9.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                        2001                 2000                  1999
                                                        ----                 ----                  ----
Quarter ended March 31,                              $   0.68(1)           $  0.47(7)(8)        $   0.40(13)(14)
Quarter ended June 30,                                   0.37(2)              0.46(9)(10)(11)       0.65(15)(16)
Quarter ended September 30,                              0.71(3)(4)(5)(6)     0.18                  0.22
Quarter ended December 31,                               0.15                 0.50(12)              1.82(17)(18)(19)
                                                     --------              -------              --------
                                                     $   1.91              $  1.61              $   3.09
                                                     ========              =======              ========

     The following disposition proceeds are included in the distributions listed above:

                                                                     Date                       Net
                                                                   Proceeds       Type of     Proceeds
         Complex Name(s)                                           Received     Disposition   Per Unit
         ---------------                                           --------     -----------   --------
 (1) The Meadows of Livonia                                        Jan 2001      Prepayment    $0.53
 (2) Gold Key Village Apartments                                   Mar 2001      Prepayment     0.22
 (3) Cedar Ridge Apartments                                        Jun 2001      Prepayment     0.21
 (4) Carlisle Apartments                                           Jun 2001      Prepayment     0.17
 (5) Afton Square Apartments                                       Jul 2001      Prepayment     0.08
 (6) Berryhill Apartments                                          Sep 2001      Prepayment     0.10
 (7) Northwood Apartments                                          Dec 1999      Prepayment     0.13
 (8) Turtle Creek Apartments                                       Jan 2000      Prepayment     0.13
 (9) Woodland Hills Apartments                                     Apr 2000      Prepayment     0.06
(10) New Castle Apartments                                         May 2000      Prepayment     0.16
(11) Colony West Apartments                                        May 2000      Prepayment     0.05
(12) Independence Park                                             Oct 2000      Prepayment     0.32
(13) Gamel & Gamel Apartments                                      Dec 1998      Prepayment     0.06
(14) Debenture from Portervillage I Apartments *                   Jan 1999      Assignment     0.10
(15) Nassau Apartments, Walnut Apartments and
       Kings Villa/Discovery Commons                               Apr 1999      Prepayment     0.37
(16) Quail Creek Apartments                                        May 1999      Prepayment     0.04
(17) Huntington Apartments                                         Sep 1999      Prepayment     0.24
(18) Bowling Brook, Section 1                                      Oct 1999      Prepayment     0.94
(19) Lincoln Green, Ridgecrest Timbers, Holden Court
       Apartments, and Lakeside Apartments                         Nov 1999      Prepayment     0.42

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


11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999.

(In Thousands, Except Per Unit Data)

                                                              2001
                                                          Quarter ended
                                      March 31       June 30       September 30    December 31
                                      --------       -------       ------------    -----------
Income                              $    2,295     $     2,216     $     2,044     $     1,971
Net gains from
   mortgage dispositions                   262             723             219             581
Net earnings                             2,196           2,599           1,940           2,234
Net earnings per Limited
   Partnership Unit - Basic               0.17            0.21            0.15            0.18

                                                              2000
                                                          Quarter ended
                                      March 31       June 30       September 30    December 31
                                      --------       -------       ------------    -----------

Income                              $    2,676     $     2,553     $     2,330     $     2,420
Net gains from
   mortgage dispositions                    44             235              --             149
Net earnings                             2,320           2,396           1,948           2,202
Net earnings per Limited
   Partnership Unit - Basic               0.18            0.19            0.15            0.19


                                                              1999
                                                          Quarter ended
                                      March 31       June 30       September 30    December 31
                                      --------       -------       ------------    -----------

Income                              $    3,166     $     3,122     $     3,047     $     2,895
Net gains from
   mortgage dispositions                    --             651             134              72
Net earnings                             2,665           3,292           2,715           2,553
Net earnings per Limited
   Partnership Unit - Basic               0.21            0.26            0.22            0.20

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2001

                                                                           Interest                                  Annual Payment
                                                                           Rate on      Face              Net        (Principal and
                                                     Maturity    Put       Mortgage    Value of    Carrying Value       Interest)
Development Name/Location                              Date    Date (1)    (7)(11)   Mortgage (5)    (5)(11)(14)        (11)(12)
-------------------------                              ----    --------   --------   ------------   --------------   --------------

ACQUIRED INSURED MORTGAGES
FHA-Insured Certificates (carried at fair value)
------------------------------------------------
The Executive House, Dayton, OH                        8/21      12/01       7.5%    $    808,247   $    794,570       $  78,855(6)
Fairlawn II, Waterbury, CT (2)                         6/20       5/00       7.5%         731,333        725,538          73,364(6)
Willow Dayton, Chicago, IL                             8/19        N/A       7.5%         970,244        954,218          99,489(6)
Country Club Terrace Apts., Holidaysburg, PA           8/19       6/00       7.5%       1,390,067      1,393,237         142,537(6)
Nevada Hills Apts., Reno, NV                           2/21       8/00       7.5%       1,118,050      1,120,244         110,345(6)
Dunhaven Apts., Section I, Baltimore County, MD        1/20      12/99       7.5%         862,253        864,138          87,429(8)
Steeplechase Apts., Aiken, SC                          9/18        N/A       7.5%         481,226        473,406          50,921(8)
Walnut Hills Apts., Plainfield, IN                     9/19        N/A       7.5%         466,177        458,468          47,692(8)
Ashley Oaks Apts., Carrollton, GA                      3/22       4/02       7.5%         542,861        533,620          52,292(9)
Highland Oaks Apts., Phase III, Wichita Falls, TX      2/21       4/02       7.5%         909,283        893,980          89,741(9)
Magnolia Place Apts., Franklin, TN                     5/20       4/02       7.5%         306,425        301,314          30,804(9)
Rainbow Terrace Apts., Milwaukee, WI                   7/22       4/02       7.5%         309,233        303,953          29,581(9)
Rock Glen Apts., Baltimore, MD                         1/22       4/02       7.5%       1,027,968      1,010,499          99,375(9)
Stonebridge Apts., Phase I, Montgomery, AL             4/20       4/02       7.5%         983,961        967,565          99,125(9)
Village Knoll Apts., Harrisburg, PA                    4/20       4/02       7.5%       1,021,586      1,004,563         102,914(9)
Executive Tower, Toledo, OH                            3/27        N/A      8.75%       2,792,870      2,788,849         275,283
Sangnok Villa, Los Angeles, CA                         1/30        N/A     10.25%         890,415        895,190          96,825
Eaglewood Villa Apts., Springfield, OH                 2/27        N/A     8.875%       2,658,011      2,654,134         264,707
Stafford Towers, Baltimore, MD                         8/16        N/A      9.50%         332,087        336,044          42,613
Garden Court Apts., Lexington, KY                      8/27        N/A      8.60%       1,143,141      1,141,464         110,583
Northwood Place, Meridian, MS                          6/34        N/A      8.75%       4,436,462      4,428,041         412,635
Cheswick Apts., Indianapolis, IN                       9/27        N/A      8.75%       3,019,197      3,014,698         295,736
Bradley Road Nursing, Bay Village, OH                  5/34        N/A     8.875%       2,482,378      2,477,643         233,708
Franklin Plaza, Cleveland, OH                          5/23        N/A     8.175%       5,080,054      4,983,771         503,183
Heritage Heights Apts., Harrison, AZ                   4/32        N/A      9.50%         410,031        413,973          41,313
Pleasant View Nursing Home, Union, NJ                  6/29        N/A      7.75%       7,302,391      7,160,019         643,311
                                                                                     ------------   ------------

   Total FHA-Insured Certificates -
      Acquired Insured Mortgages, carried at fair value                              $ 42,475,951   $ 42,093,139
                                                                                     ------------   ------------

                                                                           Interest                                  Annual Payment
                                                                           Rate on      Face              Net        (Principal and
                                                     Maturity    Put       Mortgage    Value of    Carrying Value       Interest)
Development Name/Location                              Date    Date (1)    (7)(11)   Mortgage (5)    (5)(11)(14)        (11)(12)
-------------------------                              ----    --------   --------   ------------   --------------   --------------

GNMA Mortgage-Backed Securities (carried at fair value)
-------------------------------------------------------
Pine Tree Lodge, Pasadena, TX                         12/33        N/A      9.50%    $  1,995,736   $  2,055,323       $ 194,399
Stone Hedge Village Apts., Farmington, NY             11/27        N/A      7.00%       1,744,209      1,696,735         143,481
                                                                                     ------------   ------------

   Total GNMA Mortgage-Backed Securities -
      Acquired Insured Mortgages, carried at fair value                              $  3,739,945   $  3,752,058
                                                                                     ------------   ------------


Total investment in Acquired Insured Mortgages, carried at fair value                $ 46,215,896   $ 45,845,197
                                                                                     ------------   ------------



ORIGINATED INSURED MORTGAGES
GNMA Mortgage-Backed Security (carried at fair value)
----------------------------------------------------

Oak Forest Apts. II, Ocoee, FL                        12/31      11/09(3)   8.25%    $ 10,316,699   $ 10,032,150         840,860

FHA-Insured Certificate (carried at fair value)
-----------------------------------------------

Waterford Green Apts., South St. Paul, MN (11)        11/30      12/04(3)   7.25%       5,815,861      5,702,335         481,564
                                                                                     ------------   ------------

Total investment in Originated Insured Mortgages, carried at fair value              $ 16,132,560   $ 15,734,485
                                                                                     ------------   ------------


   Total investment in FHA-Insured Certificates and
       GNMA Mortgage-Backed Securities, carried at fair value                        $ 62,348,456   $ 61,579,682
                                                                                     ------------   ------------

                                                                           Interest                                  Annual Payment
                                                                           Rate on      Face              Net        (Principal and
                                                     Maturity    Put       Mortgage    Value of    Carrying Value       Interest)
Development Name/Location                              Date    Date (1)    (7)(11)   Mortgage (5)    (5)(11)(14)        (11)(12)
-------------------------                              ----    --------   --------   ------------   --------------   --------------

ACQUIRED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (4)
-------------------------------------------------
Bay Pointe Apts., Lafayette, IN                        2/23      10/02       7.5%    $  1,930,145   $  1,626,867       $ 185,272(10)
Baypoint Shoreline Apts., Duluth, MN                   1/22      10/01       7.5%         909,960        763,287          87,967(10)
Brougham Estates II, Kansas City, KS                  11/22       3/02       7.5%       2,429,784      2,031,069         230,860(10)
College Green Apts., Wilmington, NC                    3/23      12/02       7.5%       1,307,892      1,092,182         123,455(10)
Kaynorth Apts., Lansing, MI                            4/23       9/02       7.5%       1,775,422      1,481,993         167,318(10)
Town Park Apts., Rockingham, NC                       10/22      10/02       7.5%         595,874        498,707          56,755(10)
Westbrook Apts., Kokomo, IN                           11/22       9/02       7.5%       1,683,860      1,420,468         163,177(10)
                                                                                     ------------   ------------

   Total investment in Acquired Insured Mortgages,
      FHA-Insured Loans, carried at amortized cost                                   $ 10,632,937   $  8,914,573
                                                                                     ------------   ------------


ORIGINATED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (4)
-------------------------------------------------

Cobblestone Apts., Fayetteville, NC (11)               3/28      12/02(3)   8.50%    $  4,850,163   $  4,981,180         462,703
Longleaf Lodge, Hoover, AL (11)                        7/26         --      8.25%       2,972,222      3,006,873         282,958
The Plantation, Greenville, NC (11)                    4/28       4/03(3)   8.25%       4,310,268      4,441,949         402,046
                                                                                     ------------   ------------

   Total investment in Originated Insured Mortgages,
      FHA-Insured Loans, carried at amortized cost                                   $ 12,132,653   $ 12,430,002
                                                                                     ------------   ------------

Total investment in FHA-Insured Loans                                                $ 22,765,590   $ 21,344,575
                                                                                     ------------   ------------

TOTAL INVESTMENT IN INSURED MORTGAGES                                                $ 85,114,046   $ 82,924,257
                                                                                     ============   ============

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2001

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

(2) Applications for insurance benefits under the Section 221 program have been filed for this mortgage. The Partnership is currently awaiting approval from HUD for this application.

(3) Certain mortgages that do not qualify under the Section 221 program possess a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the
     Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

(4)  Inclusive of closing costs and acquisition fees.

(5) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments and retirement homes. Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(6) In April and July 1985, and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 157/537, 69/537 and 259/537, respectively, in a pool of 19 FHA-insured mortgages. In July 1986 and October 1987, the Partnership sold undivided fractional interests of 67/537 and 40/537, respectively, in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 378/537, or approximately 70.4%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's current share of these items as if an undivided interest in each mortgage was acquired.

(7) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

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

(9) In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 200/341 and 101/341, respectively, in a pool of 12 FHA-insured mortgages. In October 1987, the Partnership sold undivided fractional interests of 200/341 in this pool. Accordingly, the Partnership now owns an undivided fractional interest aggregating 101/341, or approximately 29.6%, in this pool. For purposes of illustration only, the amounts shown in this table represent the Partnership's share of these items as if an undivided interest in each mortgage was acquired.

(10) These amounts represent the Partnership's 50% interest in these mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors, an affiliate of the Partnership.

(11) This represents the base interest rate during the permanent phase of these Insured Mortgages. Additional interest (referred to as "Participations") measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended December 31, 2001, 2000 and 1999, the Partnership received additional interest of $53,424, $21,566, and $45,164, respectively, from the Participations.

(12) Principal and interest are payable at level amounts over the life of the mortgages.

(13) A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 2001 and 2000, is as follows:

                                                                       2001              2000
                                                                       ----              ----
Beginning balance                                                 $109,309,175      $118,622,389

   Principal receipts on mortgages                                    (955,959)       (1,182,259)

   Proceeds from disposition of Mortgages                          (19,316,901)      (10,489,808)(a)

   Net gains on mortgage dispositions                                1,785,376           427,595

   Portion of HUD debentures due from Midland in exchange
      for the Mortgages on Summit Square Manor, Park Place,
      Park Hill Apartments, Fairfax House, and Woodland Villas      (6,759,242)                -

   Increase (decrease) to unrealized gains on
      Investments in Insured Mortgages                              (1,138,192)        1,931,258
                                                                  ------------      ------------

Ending balance                                                    $ 82,924,257      $109,309,175
                                                                  ============      ============

     (a) This amount represents cash proceeds of $9,346,682 and net non-cash proceeds of $1,143,126 (as reflected in the Statements of Cash Flows).


(14) As of December 31, 2001 and 2000, the tax basis of the Insured Mortgages was approximately $80.7 million and $105.4 million, respectively.