Form 10-Q
period 2002-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2002-05-10
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                  March 31, 2002
                                                       ---------------

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001                     3

              Statements of Income and Comprehensive Income - for the three
                 months ended March 31, 2002 and 2001 (unaudited)                                   4

              Statement of Changes in Partners' Equity - for the three months ended
                 March 31, 2002 (unaudited)                                                         5

              Statements of Cash Flows - for the three months ended March 31, 2002
                 and 2001 (unaudited)                                                               6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                           17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     18

Signature                                                                                          19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                             March 31,       December 31,
                                                               2002              2001
                                                           ------------      ------------
                                                           (Unaudited)
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 41,844,999      $ 45,845,197
    Originated insured mortgages                             15,594,550        15,734,485
                                                           ------------      ------------
                                                             57,439,549        61,579,682


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                8,881,718         8,914,573
    Originated insured mortgages                              9,396,153        12,430,002
                                                           ------------      ------------
                                                             18,277,871        21,344,575

Cash and cash equivalents                                    16,392,855         4,366,085

Receivables and other assets                                  4,358,126         8,394,392

Investment in FHA debenture                                           -         2,385,233
                                                           ------------      ------------
      Total assets                                         $ 96,468,401      $ 98,069,967
                                                           ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $ 16,654,897      $  1,885,460

Accounts payable and accrued expenses                           137,709           121,659

Due to affiliate                                                      -         1,235,104
                                                           ------------      ------------
      Total liabilities                                      16,792,606         3,242,223
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  86,301,852        99,801,805
  General partners' deficit                                  (6,328,986)       (5,781,121)
  Accumulated other comprehensive (loss) income                (297,071)          807,060
                                                           ------------      ------------
      Total partners' equity                                 79,675,795        94,827,744
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 96,468,401      $ 98,069,967
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                    For the three months ended
                                                                             March 31,
                                                                       2002             2001
                                                                   ------------     ------------
Income:
  Mortgage investment income                                       $  1,620,471     $  2,147,699
  Interest and other income                                             106,204          147,362
                                                                   ------------     ------------
                                                                      1,726,675        2,295,061
                                                                   ------------     ------------

Expenses:
  Asset management fee to related parties                               189,781          260,415
  General and administrative                                             98,974          101,101
                                                                   ------------     ------------
                                                                        288,755          361,516
                                                                   ------------     ------------
Net earnings before gains on
  mortgage dispositions                                               1,437,920        1,933,545

Gains on mortgage dispositions                                        1,169,159          262,286
                                                                   ------------     ------------

Net earnings                                                       $  2,607,079     $  2,195,831
                                                                   ============     ============
Other comprehensive (loss) income - adjustment to
  unrealized (losses) gains on investments in insured mortgages      (1,104,131)         575,549
                                                                   ------------     ------------

Comprehensive income                                               $  1,502,948     $  2,771,380
                                                                   ============     ============

Net earnings allocated to:
  Limited partners - 96.1%                                         $  2,505,403     $  2,110,194
  General Partner -   3.9%                                              101,676           85,637
                                                                   ------------     ------------
                                                                   $  2,607,079     $  2,195,831
                                                                   ============     ============

Net earnings per Unit of limited
  partnership interest - basic                                     $       0.21     $       0.17
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2002

                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                        General         Limited       Comprehensive
                                                        Partner         Partner       Income (Loss)      Total
                                                      ------------    ------------    ------------    ------------
Balance, December 31, 2001                            $ (5,781,121)   $ 99,801,805    $    807,060    $ 94,827,744

  Net Earnings                                             101,676       2,505,403               -       2,607,079

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                            -               -      (1,104,131)     (1,104,131)

  Distributions paid or accrued of $1.325 per Unit,
     including return of capital of $1.115 per Unit       (649,541)    (16,005,356)              -     (16,654,897)
                                                      ------------    ------------    ------------    ------------

Balance, March 31, 2002                               $ (6,328,986)   $ 86,301,852    $   (297,071)   $ 79,675,795
                                                      ============    ============    ============    ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2002                                                     12,079,514
                                                                        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                               2002              2001
                                                                                           ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                            $  2,607,079      $  2,195,831
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (1,169,159)         (262,286)
      Changes in assets and liabilities:
         Decrease (increase) in receivables and other assets                                    708,321           (53,781)
         Increase (decrease) in accounts payable and accrued expenses                            16,050            (9,541)
         Decrease in due to affiliate                                                           (42,487)          (28,247)
                                                                                           ------------      ------------

            Net cash provided by operating activities                                         2,119,804         1,841,976
                                                                                           ------------      ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                     3,682,282         9,479,999
   Proceeds received from Midland                                                             6,759,242                 -
   Proceeds from redemption of debenture                                                      2,385,233                 -
   Debenture proceeds paid to affiliate                                                      (1,192,617)                -
   Receipt of mortgage principal from scheduled payments                                        158,286           285,379
                                                                                           ------------      ------------

            Net cash provided by investing activities                                        11,792,426         9,765,378
                                                                                           ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                            (1,885,460)       (6,284,867)
                                                                                           ------------      ------------


Net increase in cash and cash equivalents                                                    12,026,770         5,322,487

Cash and cash equivalents, beginning of period                                                4,366,085         5,631,117
                                                                                           ------------      ------------

Cash and cash equivalents, end of period                                                   $ 16,392,855      $ 10,953,604
                                                                                           ============      ============

Non-cash investing activity:
   Portion of HUD debentures due from Midland in exchange
      for the mortgages on Country Club Terrace Apartments,
      Nevada Hills Apartments and Dunhaven Apartments                                      $  3,431,297                 -

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") was formed under the Uniform Limited Partnership Act of the state of California on June 26, 1984. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2009, unless terminated earlier under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 3.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans" and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as "Insured Mortgages"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                 March 31,               December 31,
                                                                   2002                     2001
                                                                -----------              -----------
Fully Insured Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1) through (4)                             23                       26
  Amortized Cost                                                $41,642,529              $44,640,062
  Face Value                                                     42,701,741               46,215,896
  Fair Value                                                     41,844,999               45,845,197

Fully Insured Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,094,091              $16,132,560
  Face Value                                                     16,094,090               16,132,560
  Fair Value                                                     15,594,550               15,734,485

(1) In April 2002, the mortgage on Garden Court Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and expects to recognize a gain of approximately $9,000. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in April and is expected to be paid to Unitholders in August 2002.

     In addition to footnote (1) above, footnotes (2) through (4) referred to in the table above correspond to the numbers of the items listed in the table that follows.

     The list below summarizes debentures issued by the United States Department of Housing and Urban Development ("HUD") in January 2002 for mortgages assigned to HUD under Section 221 of the National Housing Act (the "Section 221 program"). Interest is payable on the debentures semi-annually on January 1 and July 1. The debentures were issued to Firstar Trust Company, the initial mortgagee, and transferred to Midland Loan Services, Inc. ("Midland"), the servicer. The Partnership anticipates the debentures will be redeemed prior to the maturity date. The net proceed amounts listed below are included in receivables and other assets in the Partnership's balance sheet as of March 31, 2002.


(Dollars in thousands, except per unit amounts)

                                         Debenture                             Date of                   Debenture
                                         Interest       Net     Application    Response        Gain       Maturity
     Complex Name                          Rate      Proceeds      Date        from HUD        2002         Date
     ------------                          ----      --------      ----        --------        ----         ----
(2)  Country Club Terrace Apts.           7.500%      $ 1,425    Sep 2000      Jan 2002       $ 178       Sep 2010
(3)  Nevada Hills Apartments              7.500%        1,134    Dec 2000      Jan 2002         154       Dec 2010
(4)  Dunhaven Apartments                  7.125%          872    Jan 2001      Jan 2002         165       Feb 2011
                                                      -------
     Total included in receivables
     and other assets as of March 31, 2002            $ 3,431
                                                      =======

     As of May 1, 2002, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgage on The Executive House, which is delinquent with respect to the April 2002 payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are in the HUD assignment process under the Section 221 program. The servicer of the mortgage on Fairlawn II filed an application for insurance benefits under section 221 in September 2000. The face value of this mortgage was approximately $755,000 as of the insurance application date. The Partnership has not received approval for the assignment of this mortgage as of May 1, 2002.

     Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an Insured Mortgage to FHA receives, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the Insured Mortgage plus accrued interest to the date of assignment. These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the going Federal rate, from date of assignment of the mortgage to the date of issuance of the debenture. The Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred.

4.   INVESTMENT IN FHA-INSURED LOANS

Fully Insured FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                               March 31,               December 31,
                                                                 2002                     2001
                                                              -----------              -----------
Fully Insured Acquired Loans:
  Number of Loans                                                       7                        7
  Amortized Cost                                              $ 8,881,718              $ 8,914,573
  Face Value                                                   10,578,264               10,632,937
  Fair Value                                                   10,462,428               10,451,178

Fully Insured Originated Loans:
  Number of Loans (1)                                                   2                        3
  Amortized Cost                                              $ 9,396,153              $12,430,002
  Face Value                                                    9,136,039               12,132,653
  Fair Value                                                    8,976,421               12,122,221

(1)  In  January  2002,  the  mortgage  on  Longleaf  Lodge  was  prepaid.   The
     Partnership received net proceeds of approximately $3.7 million and recognized a gain of approximately $672,000 for the three months ended March 31, 2002. A distribution of approximately $0.29 per Unit related to the prepayment of this mortgage was declared in January and paid to Unitholders in May 2002.

     As of May 1, 2002, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the April 2002 payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the three months ended March 31, 2002 and 2001, the Partnership received additional interest of $3,228 and $0, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.


5.   INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% FHA debenture for the mortgage on Fox Run Apartments. The debenture, with a face value as of December 31, 2001, of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this debenture. Since the Partnership was the record owner and AIM 84 was the 50 %
beneficial owner of the mortgage on Fox Run Apartments, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this debenture was declared in January 2002 and paid in May 2002.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2002 and 2001 are as follows:

                                            2002          2001
                                           ------        ------
     Quarter ended March 31,               $1.325(1)     $0.680(2)
                                           ------        ------
                                           $1.325        $0.680
                                           ======        ======

     The following disposition proceeds are included in the distributions listed above:

                                                                   Date                       Net
                                                                 Proceeds       Type of     Proceeds
     Complex Name(s)                                             Received     Disposition   Per Unit
     ---------------                                             --------     -----------   --------
(1) Quarter ended March 31, 2002:
     The Gate House Apartments                                   Dec 2001     Prepayment     $0.220
     Longleaf Lodge                                              Jan 2002     Prepayment      0.290
     Fox Run Apartments                                          Jan 2002     Assignment      0.090
     Interest on debentures related to mortgages on Summit
        Square Manor, Park Place, Park Hill Apts, Fairfax
        House, Woodland Villas, Country Club Terrace Apts,       Jan - Feb
        Dunhaven Apts and Nevada Hills Apts                        2002       Assignment      0.060
     Summit Square Manor                                         Jan 2002     Assignment      0.150
     Park Place                                                  Jan 2002     Assignment      0.060
     Park Hill Apartments                                        Jan 2002     Assignment      0.140
     Fairfax House                                               Jan 2002     Assignment      0.170
     Woodland Villas                                             Jan 2002     Assignment      0.025
(2) Quarter ended March 31, 2001:
     The Meadows of Livonia                                      Jan 2001     Prepayment     $0.530

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                        For the
                                                                                   three months ended
                                                                                       March 31,
Name of Recipient                    Capacity in Which Served/Item                 2002         2001
-----------------                    -----------------------------                 ----         ----
CRIIMI, Inc. (1)                     General Partner/Distribution                $ 649,541    $ 333,350

AIM Acquisition Partners,L.P.(2)     Advisor/Asset Management Fee                  189,781      260,415

                                     Affiliate of General Partner/Expense
CRIIMI MAE Management, Inc.            Reimbursement                                15,342       11,969

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $55,945 and $76,759 for the three months ended March 31, 2002 and 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of March 31, 2002, the Partnership had invested in 36 Insured Mortgages with an aggregate amortized cost of approximately $76.0 million, an aggregate face value of approximately $78.5 million and an aggregate fair value of approximately $76.9 million, as discussed below.

     In April 2002, the mortgage on Garden Court Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and expects to recognize a gain of approximately $9,000. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in April and is expected to be paid to Unitholders in August 2002.

     As of May 1, 2002, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest except for the mortgages on Westbrook Apartments and The Executive House, which are delinquent with respect to the April 2002 payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are in the HUD assignment process under the Section 221 program. The servicer of the mortgage on Fairlawn II filed an application for insurance benefits under section 221 in September 2000. The face value of this mortgage was approximately $755,000 as of the insurance application date. The Partnership has not received approval for the assignment of this mortgage as of May 1, 2002.

     Under the Section 221 program, a mortgagee has the right to put a mortgage to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an Insured Mortgage to FHA receives, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the Insured Mortgage plus accrued interest to the date of assignment. These HUD debentures generally mature 10 years from the date of assignment and bear interest at the going Federal rate at such date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under the Section 221 program, the

Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive HUD debentures, as discussed above, plus accrued interest at the going Federal rate, from date of assignment of the mortgage to the date of issuance of the debenture. The
Partnership will recognize a gain on these assignments upon receipt of HUD debentures or a loss when it becomes probable that a loss will be incurred.

     The list below summarizes debentures issued in January 2002 for mortgages assigned to HUD under the Section 221 program. Interest is payable on the debentures semi-annually on January 1 and July 1. The debentures were issued to Firstar Trust Company, the initial mortgagee, and transferred to Midland Loan Services, Inc. ("Midland"), the servicer. The Partnership anticipates the debentures will be redeemed prior to the maturity date. The net proceed amounts listed below are included in receivables and other assets in the Partnership's balance sheet as of March 31, 2002.

(Dollars in thousands, except per unit amounts)

                                        Debenture                             Date of                  Debenture
                                        Interest       Net     Application    Response       Gain      Maturity
      Complex Name                        Rate      Proceeds      Date        from HUD       2002        Date
      ------------                        ----      --------      ----        --------       ----        ----
(2)  Country Club Terrace Apts.          7.500%      $ 1,425    Sep 2000      Jan 2002      $ 178      Sep 2010
(3)  Nevada Hills Apartments             7.500%        1,134    Dec 2000      Jan 2002        154      Dec 2010
(4)  Dunhaven Apartments                 7.125%          872    Jan 2001      Jan 2002        165      Feb 2011
                                                     -------
     Total included in receivables
     and other assets as of March 31, 2002           $ 3,431
                                                     =======

Results of Operations
---------------------

     Net earnings increased by approximately $411,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to an increase in gains on mortgage dispositions, partially offset by a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $527,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of fifteen mortgage dispositions with an aggregate principal balance of approximately $26 million, representing an approximate 24% decrease in the aggregate principal balance of the total mortgage portfolio since March 2001 as compared to March 2002.

     Interest and other income decreased by approximately $41,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $71,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses decreased slightly by approximately $2,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001.

     Gains on mortgage dispositions increased by approximately $907,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. During the first three months of 2002, the Partnership recognized a gain of approximately $672,000 from the prepayment of the mortgage on Longleaf Lodge and gains of approximately $497,000 from the assignment of the mortgages on Country Club Terrace Apartments, Dunhaven Apartments and Nevada Hills

Apartments. During the first three months of 2001, the Partnership recognized gains of approximately $262,000 from the prepayment of the mortgages on The Meadows of Livonia and Gold Key Village Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities increased by approximately $278,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a decrease in receivables and other assets, partially offset by lower mortgage investment income due to a reduction in the mortgage base. The decrease in receivables and other assets is primarily due to the receipt of principal and interest previously accrued on the mortgages awaiting assignment from HUD under the Section 221 program, as previously discussed.

     Net cash provided by investing activities increased by approximately $2.0 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This increase is primarily due to proceeds received from Midland, as discussed below, and proceeds received from the redemption of a debenture, as discussed below. These increases were partially offset by a decrease in proceeds received from the prepayment of mortgages and debenture proceeds paid to an affiliate, as discussed below.

     During 2001, HUD issued assignment proceeds in the form of FHA debentures in exchange for mortgages put to HUD under the Section 221 program. The debentures were issued to Firstar Trust Company, the initial mortgagee, and were subsequently transferred to Midland for each of the mortgages on Summit Square Manor, Park Place, Park Hill Apartments, Fairfax House and Woodland Villas. In January 2002, the Partnership received aggregate net proceeds of approximately $6.8 million from Midland for the redemption of the FHA debentures that were previously issued by HUD. A distribution of approximately $0.545 per Unit related to the redemption of these debentures was declared in Februuary and paid in May 2002.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% FHA debenture for the mortgage on Fox Run Apartments. The debenture, with a face value of approximately $2.4 million as of December 31, 2001, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this debenture. Since the mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this debenture was declared in January 2002 and paid in May 2002.

     Net cash used in financing activities decreased by approximately $4.4 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners in the first three months of 2002 compared to the same period in 2001.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury securities market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of March 31, 2002, the average U.S. Treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 35 to 54 basis points compared to December 31, 2001.

     Management has determined that there has not been a material change as of March 31, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     None.

PART II.   OTHER INFORMATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMERICAN INSURED MORTGAGE
                                                  INVESTORS L.P. - SERIES 85
                                                  (Registrant)

                                                  By:  CRIIMI, Inc.
                                                       General Partner


May 10, 2002                                       /s/ Cynthia O. Azzara
------------                                       ---------------------------
DATE                                               Cynthia O. Azzara
                                                   Senior Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer