Form 10-Q
period 2002-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2002-08-14
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                      June 30, 2002
                                                           -------------

Commission file number                                        1-11059
                                                           -------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
               (Exact name of registrant as specified in charter)


         California                                               13-3257662
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

11200 Rockville Pike, Rockville, Maryland                           20852
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - June 30, 2002  (unaudited) and December 31, 2001                     3

              Statements of Income and Comprehensive Income - for the three and
                 six months ended June 30, 2002  and 2001  (unaudited)                              4

              Statement of Changes in Partners' Equity - for the six months ended
                 June 30, 2002  (unaudited)                                                         5

              Statements of Cash Flows - for the six months ended June 30, 2002
                 and 2001  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        15

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                           20

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     21

Signature                                                                                          22

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  2002              2001
                                                              ------------      ------------
                                                              (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                                $ 41,973,203      $ 45,845,197
    Originated insured mortgages                                16,069,526        15,734,485
                                                              ------------      ------------
                                                                58,042,729        61,579,682


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium
    Acquired insured mortgages                                   8,848,040         8,914,573
    Originated insured mortgages                                 9,368,632        12,430,002
                                                              ------------      ------------
                                                                18,216,672        21,344,575

Cash and cash equivalents                                        2,463,778         4,366,085

Receivables and other assets                                     4,372,309         8,394,392

Investment in FHA debenture                                              -         2,385,233
                                                              ------------      ------------
      Total assets                                            $ 83,095,488      $ 98,069,967
                                                              ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $  2,639,644      $  1,885,460

Accounts payable and accrued expenses                              147,186           121,659

Due to affiliate                                                         -         1,235,104
                                                              ------------      ------------
      Total liabilities                                          2,786,830         3,242,223
                                                              ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                     85,073,310        99,801,805
  General partner's deficit                                     (6,378,843)       (5,781,121)
  Accumulated other comprehensive income                         1,614,191           807,060
                                                              ------------      ------------
      Total partners' equity                                    80,308,658        94,827,744
                                                              ------------      ------------
      Total liabilities and partners' equity                  $ 83,095,488      $ 98,069,967
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                   For the three months ended       For the six months ended
                                                                            June 30,                       June 30,
                                                                      2002            2001            2002           2001
                                                                  ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                      $  1,579,485    $  2,095,647    $  3,199,956    $  4,243,346
  Interest and other income                                             88,082         120,524         194,286         267,886
                                                                  ------------    ------------    ------------    ------------
                                                                     1,667,567       2,216,171       3,394,242       4,511,232
                                                                  ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                              191,725         246,080         381,506         506,495
  General and administrative                                           123,362          93,496         222,336         194,597
                                                                  ------------    ------------    ------------    ------------
                                                                       315,087         339,576         603,842         701,092
                                                                  ------------    ------------    ------------    ------------
Net earnings before gains on
  mortgage dispositions                                              1,352,480       1,876,595       2,790,400       3,810,140

Gains on mortgage dispositions                                           8,768         722,832       1,177,927         985,118
                                                                  ------------    ------------    ------------    ------------

Net earnings                                                      $  1,361,248    $  2,599,427    $  3,968,327    $  4,795,258
                                                                  ============    ============    ============    ============
Other comprehensive income (loss) - adjustment to
  unrealized gains (losses) on investments in insured mortgages      1,911,262      (1,675,913)        807,131      (1,100,364)
                                                                  ------------    ------------    ------------    ------------

Comprehensive income                                              $  3,272,510    $    923,514    $  4,775,458    $  3,694,894
                                                                  ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 96.1%                                        $  1,308,159    $  2,498,049    $  3,813,562    $  4,608,243
  General Partner - 3.9%                                                53,089         101,378         154,765         187,015
                                                                  ------------    ------------    ------------    ------------
                                                                  $  1,361,248    $  2,599,427    $  3,968,327    $  4,795,258
                                                                  ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                    $       0.11    $       0.21    $       0.32    $       0.38
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2002

                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                         Other
                                                                    General           Limited         Comprehensive
                                                                    Partner           Partners           Income           Total
                                                                  ------------      ------------      ------------     ------------
Balance, December 31, 2001                                        $ (5,781,121)     $ 99,801,805      $    807,060     $ 94,827,744

  Net earnings                                                         154,765         3,813,562                 -        3,968,327

  Adjustment to unrealized gains on
     investments in insured mortgages                                        -                 -           807,131          807,131

  Distributions paid or accrued of $1.535 per Unit,
     including return of capital of $1.215 per Unit                   (752,487)      (18,542,057)                -      (19,294,544)
                                                                  ------------      ------------      ------------     ------------

Balance, June 30, 2002                                            $ (6,378,843)     $ 85,073,310      $  1,614,191     $ 80,308,658
                                                                  ============      ============      ============     ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2002                                                                    12,079,514
                                                                                      ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                   2002              2001
                                                                                               ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                $  3,968,327      $  4,795,258
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                         (1,177,927)         (985,118)
      Changes in assets and liabilities:
         Decrease (increase) in receivables and other assets                                        694,138          (140,586)
         Increase (decrease) in accounts payable and accrued expenses                                25,527            (7,090)
         Decrease in due to affiliate                                                               (42,487)           (7,003)
                                                                                               ------------      ------------

            Net cash provided by operating activities                                             3,467,578         3,655,461
                                                                                               ------------      ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                         4,834,522        14,197,935
   Proceeds received from Midland                                                                 6,759,242                 -
   Proceeds from redemption of debenture                                                          2,385,233                 -
   Debenture proceeds paid to affiliate                                                          (1,192,617)                -
   Receipt of mortgage principal from scheduled payments                                            384,095           520,078
                                                                                               ------------      ------------

            Net cash provided by investing activities                                            13,170,475        14,718,013
                                                                                               ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                               (18,540,360)      (14,832,286)
                                                                                               ------------      ------------


Net (decrease) increase in cash and cash equivalents                                             (1,902,307)        3,541,188

Cash and cash equivalents, beginning of period                                                    4,366,085         5,631,117
                                                                                               ------------      ------------

Cash and cash equivalents, end of period                                                       $  2,463,778      $  9,172,305
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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 3.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreements, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a submanagement agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

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


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured
Mortgages:

                                                                 June 30,               December 31,
                                                                   2002                     2001
                                                               ------------             ------------
Fully Insured Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1)(2)(3)                                   22                       26
  Amortized Cost                                               $ 40,373,633             $ 44,640,062
  Face Value                                                     41,418,152               46,215,896
  Fair Value                                                     41,973,203               45,845,197

Fully Insured Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 16,054,904             $ 16,132,560
  Face Value                                                     16,054,903               16,132,560
  Fair Value                                                     16,069,526               15,734,485

(1) In April 2002, the mortgage on Garden Court Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $9,000 for the six months ended June 30, 2002. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in April and paid to Unitholders in August 2002.
(2) In January 2002, three mortgages were approved for assignment to HUD under the Section 221 Program, as discussed below.
(3)  In July 2002,  one mortgage was  approved for  assignment  to HUD under the
     Section 221 Program, as discussed below.

     As of August 1, 2002, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest.

     The Section 221 Program
     -----------------------

     Under Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 Program"), a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD one year subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured
Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD or sold by the servicer.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above,
(ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual interest payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%. The Partnership will recognize a gain on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is equal to net proceeds, less the amortized cost of the Insured Mortgage.

     a.  Redemption of HUD Debentures
         ----------------------------

     The following list represents HUD debentures redeemed in July 2002. The aggregate gain of $497,000 was recognized in the first quarter of 2002, when the Partnership received, in cash, approximately $286,000 of accrued interest on these HUD debentures. A distribution, related to this accrued debenture interest, of approximately $0.02 per Unit was declared in March 2002 and paid in May 2002. Net proceeds represent (i) the Partnership's beneficial interest in the face value of the HUD debenture, plus (ii) interest earned on the HUD debenture during the HUD assignment process; less net mortgage investment income due on the applicable mortgage during the HUD assignment process. The aggregate face value of the Partnership's beneficial interest in the debentures is included in receivables and other assets in the Partnership's balance sheet as of June 30, 2002.

(Dollars in thousands, except per unit amounts)

                                Debenture                 Face                     Gain                              Dist.
                                Interest       Net      Value of      HUD put    1st Qtr.   Dist/     Declaration   Payment
Complex Name                      Rate      Proceeds    Debenture      Date        2002     Unit         Date        Date
------------                     ------     --------    ---------    --------      -----    -----      --------     --------
Country Club Terrace Apts.       7.500%      $ 1,425     $ 1,444     Sep 2000      $ 178    $0.12      Aug 2002     Nov 2002
Nevada Hills Apartments          7.500%        1,134       1,147     Dec 2000        154     0.09      Aug 2002     Nov 2002
Dunhaven Apartments              7.125%          872         890     Jan 2001        165     0.07      Aug 2002     Nov 2002
                                             -------     -------                   -----    -----
                                             $ 3,431     $ 3,481                   $ 497    $0.28
                                             =======     =======                   =====    =====

     b.  Issuance of HUD Debenture
         -------------------------

     In July 2002, HUD transferred assignment proceeds in the form of a 7.5% debenture for the mortgage on Fairlawn II. The debenture has a maturity date of September 20, 2010 and pays interest semi-annually on January 1 and July 1. In July 2002, the Partnership received approximately $100,000 in cash, of accrued interest on this HUD debenture. The Partnership expects to declare a distribution, related to this accrued debenture interest, of $0.01 per Unit in August 2002, which is expected to be paid in November 2002. The Partnership's beneficial interest in this HUD debenture is approximately $758,000. The Partnership expects to recognize a gain of approximately $95,000 in the third quarter 2002. The Partnership expects the HUD debenture will be redeemed prior to its maturity date and expects to declare a distribution of the net proceeds at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in September 2000. The fair value of this mortgage is included in Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, at fair value, acquired insured mortgages in the Partnership's balance sheet as of June 30, 2002.

     c.  Mortgages in the HUD assignment process
         ---------------------------------------

     The mortgage on The Executive House was put to HUD under the Section 221 Program by the servicer in April 2002. The face value of this mortgage was approximately $805,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of August 1, 2002, the Partnership has not received notification that this assignment has been approved by HUD. The fair value of this mortgage is included in Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, at fair value, acquired insured mortgages in the Partnership's balance sheet as of June 30, 2002.

     d.  Remaining mortgages eligible for assignment
         -------------------------------------------

     The Partnership's mortgage portfolio includes seven FHA-Insured Certificates under the Section 221 Program with an Anniversary Date of April 2002. The Partnership does not expect these mortgages to be put to HUD since it owns less than 50%, or approximately 31.6%, of these FHA-Insured Certificates. The other certificate holders have not yet elected to put these mortgages to HUD. In order to assign a mortgage to HUD, there must be a minimum vote of 50% of the mortgagees. The Partnership does not own any other FHA-Insured Certificates or GNMA Mortgage-backed Securities eligible to be put to HUD.


     Please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, for more information on the Partnership's FHA-Insured Certificates and GNMA Mortgage-Backed Securities.

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                                 June 30,               December 31,
                                                                   2002                     2001
                                                               ------------             ------------
  Fully Insured Acquired Loans:
    Number of Loans                                                       7                        7
    Amortized Cost                                             $  8,848,040             $  8,914,573
    Face Value                                                   10,522,559               10,632,937
    Fair Value                                                   10,533,229               10,451,178

  Fully Insured Originated Loans:
    Number of Loans (1)                                                   2                        3
    Amortized Cost                                             $  9,368,632             $ 12,430,002
    Face Value                                                    9,111,133               12,132,653
    Fair Value                                                    9,383,785               12,122,221

(1)  In  January  2002,  the  mortgage  on  Longleaf  Lodge  was  prepaid.   The
     Partnership received net proceeds of approximately $3.7 million and recognized a gain of approximately $672,000 for the six months ended June 30, 2002. A distribution of approximately $0.29 per Unit related to the prepayment of this mortgage was declared in January and paid to Unitholders in May 2002.

     As of August 1, 2002, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the July 2002 payment of principal and interest.

     In addition to interest payments under FHA-Insured Loans, the Partnership is entitled to additional interest on three of the FHA-Insured Loans based on a percentage of the net cash flow from the operation of the underlying property development (referred to as Participations). During the three and six months ended June 30, 2002, the Partnership received additional interest of $5,168 and $8,396, respectively, from such Participations. During the three and six months ended June 30, 2001, the Partnership received additional interest of $53,423 and $53,423, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

      The Section 221 Program
      -----------------------

      a.   Mortgages in the HUD assignment process
           ---------------------------------------

     The  mortgage on  Baypoint  Shoreline  Apartments  was put to HUD under the
Section 221 Program by the servicer in June 2002. The face value of this mortgage was approximately $902,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of August 1, 2002, the Partnership has not received notification that this assignment has been approved by HUD. The amortized cost of this mortgage is included in Investment in FHA-Insured Loans, at amortized cost, acquired insured mortgages in the Partnership's balance sheet as of June 30, 2002.

     b.  Remaining mortgages eligible for assignment
         -------------------------------------------

     The Partnership's mortgage portfolio includes six FHA-Insured Loans under the Section 221 Program with Anniversary Dates from March 2002 through December 2002. The Partnership expects these mortgages to be put to HUD, if not otherwise disposed, by the respective servicers.

     Please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 for more information on the Partnership's FHA-Insured Loans.


5.   INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% HUD debenture for the mortgage on Fox Run Apartments. The HUD debenture, with a face value, as of December 31, 2001, of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this HUD debenture. Since the Partnership was the record owner and AIM 84 was the 50 % beneficial owner of the mortgage on Fox Run Apartments, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2002 and 2001 are as follows:

                                       2002          2001
                                      ------        ------

Quarter ended March 31,               $1.325(1)     $0.680(3)
Quarter ended June 30,                 0.210(2)      0.370(4)
                                      ------        ------
                                      $1.535        $1.050
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
           Summit Square Manor                                         Jan 2002     Assignment      0.150
           Park Place                                                  Jan 2002     Assignment      0.060
           Park Hill Apartments                                        Jan 2002     Assignment      0.140
           Fairfax House                                               Jan 2002     Assignment      0.170
           Woodland Villas                                             Jan 2002     Assignment      0.025
      (2) Quarter ended June 30, 2002:
           Garden Court Apartments                                     Apr 2002     Prepayment      0.090
      (3) Quarter ended March 31, 2001:
           The Meadows of Livonia                                      Jan 2001     Prepayment      0.530
      (4) Quarter ended June 30, 2001:
           Gold Key Village Apartments                                 Apr 2001     Prepayment      0.220

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures, debenture redemptions and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and six months ended June 30, 2002 and 2001 as follows:

                                                                                       For the                    For the
                                                                                  three months ended         six months ended
                                                                                       June 30,                   June 30,

  Name of Recipient               Capacity in Which Served/Item                   2002         2001          2002         2001
  -----------------               -----------------------------                   ----         ----          ----         ----
CRIIMI, Inc. (1)                General Partner/Distribution                   $  102,946   $  181,381    $  752,487   $  514,731

AIM Acquisition Partners,       Advisor/Asset Management Fee                      191,725      246,080       381,506      506,495
L.P.(2)

CRIIMI MAE Management, Inc.     Affiliate of General Partner/Expense
                                  Reimbursement                                    14,592       11,706        29,934       23,675

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $56,503 and $112,448 for the three and six months ended June 30, 2002, respectively, and $72,535 and $149,294 for the three and six months ended June 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) the timing of the receipt of HUD debentures issued in exchange for mortgages put to HUD, (ii) the interest rate on HUD debentures, (iii) the timing of redemption of HUD debentures, (iv) the timing of mortgage prepayments, if any, (v) the reinvestment rate earned on mortgage disposition proceeds and regular cash flow distributions, (vi) regulatory and litigation matters, (vii) trends in the economy, and (viii) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of June 30, 2002, the Partnership had invested in 35 Insured Mortgages with an aggregate amortized cost of approximately $74.6 million, an aggregate face value of approximately $77.1 million and an aggregate fair value of approximately $78.0 million.

     As of August 1, 2002, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are current with respect to the payment of principal and interest except for the mortgage on Westbrook Apartments, which is delinquent with respect to the July 2002 payment of principal and interest.

     The Section 221 Program
     -----------------------

     Under the  Section  221 program of the  National  Housing  Act of 1937,  as amended (the "Section 221 Program"), a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD one year subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured

Certificates. In this case, the HUD debentures are generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD or sold by the servicer.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above,
(ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual interest payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%. The Partnership will recognize a gain on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is equal to net proceeds, less the amortized cost of the Insured Mortgage.

     a.  Redemption of HUD Debentures
         ----------------------------

     The following list represents HUD debentures redeemed in July 2002. The aggregate gain of $497,000 was recognized in the first quarter of 2002, when the Partnership received, in cash, approximately $286,000 of accrued interest on these HUD debentures. A distribution, related to this accrued debenture interest, of approximately $0.02 per Unit was declared in March 2002 and paid in May 2002. Net proceeds represent (i) the Partnership's beneficial interest in the face value of the HUD debenture, plus (ii) interest earned on the HUD debenture during the HUD assignment process; less net mortgage investment income due on the applicable mortgage during the HUD assignment process. The aggregate face value of the Partnership's beneficial interest in the debentures is included in receivables and other assets in the Partnership's balance sheet as of June 30, 2002.

(Dollars in thousands, except per unit amounts)

                               Debenture                 Face                     Gain                              Dist.
                                Interest       Net      Value of      HUD put    1st Qtr.   Dist/     Declaration   Payment
Complex Name                      Rate      Proceeds    Debenture      Date        2002     Unit         Date        Date
------------                     ------     --------    ---------    --------      -----    -----      --------     --------
Country Club Terrace Apts.       7.500%      $ 1,425     $ 1,444     Sep 2000      $ 178    $0.12      Aug 2002     Nov 2002
Nevada Hills Apartments          7.500%        1,134       1,147     Dec 2000        154     0.09      Aug 2002     Nov 2002
Dunhaven Apartments              7.125%          872         890     Jan 2001        165     0.07      Aug 2002     Nov 2002
                                             -------     -------                   -----    -----
                                             $ 3,431     $ 3,481                   $ 497    $0.28
                                             =======     =======                   =====    =====

     d.  Issuance of HUD Debenture
         -------------------------

     In July 2002, HUD transferred assignment proceeds in the form of a 7.5% debenture for the mortgage on Fairlawn II. The debenture has a maturity date of September 20, 2010 and pays interest semi-annually on January 1 and July 1. In July 2002, the Partnership received approximately $100,000 in cash, of accrued interest on this HUD debenture. The Partnership expects to declare a distribution, related to this accrued debenture interest, of $0.01 per Unit in August 2002, which is expected to be paid in November 2002. The Partnership's beneficial interest in this HUD debenture is approximately $758,000. The Partnership expects to recognize a gain of approximately $95,000 in the third quarter 2002. The Partnership expects the HUD debenture will be redeemed prior to its maturity date and expects to declare a distribution of the net proceeds at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in September 2000.

     e.  Mortgages in the HUD assignment process
         ---------------------------------------

     The mortgages on The Executive House and Baypoint Shoreline Apartments were put to HUD under the Section 221 Program by the respective servicers in April 2002 and June 2002, respectively. The aggregate face value of these mortgages was approximately $1.7 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of August 1, 2002, the Partnership has not received notification that these assignments have been approved by HUD.

     d.  Remaining mortgages eligible for assignment
         -------------------------------------------

     The Partnership's mortgage portfolio includes seven FHA-Insured Certificates under the Section 221 Program with an Anniversary Date of April 2002. The Partnership does not expect these mortgages to be put to HUD since it owns less than 50%, or approximately 31.6%, of these FHA-Insured Certificates. The other certificate holders have not yet elected to put these mortgages to HUD. In order to assign a mortgage to HUD, there must be a minimum vote of 50% of the mortgagees. The Partnership does not own any other FHA-Insured Certificates or GNMA Mortgage-backed Securities eligible to be put to HUD. In addition, the Partnership's mortgage portfolio includes six FHA-Insured Loans under the Section 221 Program with Anniversary Dates from March 2002 through December 2002. The Partnership expects these mortgages to be put to HUD, if not otherwise disposed, by the respective servicers.

Results of Operations
---------------------

     Net earnings decreased by approximately $1.2 million and $827,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease for the three month period is primarily due to decreases in mortgage investment income and gains on mortgage dispositions, as discussed below. The six month period decrease is primarily due to the decrease in mortgage investment income, partially offset by an increase in gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $516,000 and $1.0 million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of sixteen mortgage dispositions with an aggregate principal balance of approximately $26.9 million, representing an approximate 26% decrease in the aggregate principal balance of the Partnership's total mortgage portfolio since March 2001 as compared to June 2002.

     Interest and other income decreased by approximately $32,000 and $74,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $54,000 and $125,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses increased by approximately $30,000 and $28,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the cost structure of certain expenses.

     Gains on mortgage dispositions decreased by approximately $714,000 for the three months ended June 30, 2002, and increased by approximately $193,000 for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. During the three months ended June 30, 2002, the partnership recognized a gain of approximately $9,000 for the prepayment of one mortgage. During the first quarter of 2002, the Partnership recognized a gain of approximately $672,000 from the prepayment of one mortgage and gains of approximately $497,000 from the assignment of three mortgages. During the three months ended June 30, 2001 the Partnership recognized gains of approximately $393,000 from the prepayment of two mortgages and gains of approximately $330,000 from the assignment of two mortgages. During the first quarter of 2001, the Partnership recognized gains of approximately $262,000 from the prepayment of two mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures, and debenture redemptions, and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$188,000 for the six months ended June 30, 2002, as compared to the corresponding period in 2001, primarily due to lower mortgage investment income resulting from a reduction in the mortgage base, partially offset by a decrease in receivables and other assets. The decrease in receivables and other assets is primarily due to the receipt of principal and interest previously accrued on the mortgages awaiting assignment from HUD under the Section 221 Program during 2002, as previously discussed.

     Net cash provided by investing activities decreased by approximately $1.5 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to a decrease in proceeds received from the prepayment of mortgages, partially offset by increases in proceeds received from Midland and the net proceeds from the debenture, as discussed below.

     During 2001, HUD issued assignment proceeds in the form of HUD debentures in exchange for mortgages put to HUD under the Section 221 Program. The debentures were transferred to the mortgagee for each of the mortgages on Summit Square Manor, Park Place, Park Hill Apartments, Fairfax House and Woodland Villas. In January 2002, the Partnership received aggregate net proceeds of approximately $6.8 million for the redemption of the HUD debentures that were previously issued by HUD. A distribution of approximately $0.545 per Unit related to the redemption of these debentures was declared in February and paid to Unitholders in May 2002.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% HUD debenture for the mortgage on Fox Run Apartments. The HUD debenture, with a face value as of December 31, 2001, of $2,385,233, was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this HUD debenture. Since the Partnership was the record owner and AIM 84 was the 50% beneficial owner of the mortgage on Fox Run Apartments, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.

     Net cash used in financing activities increased by approximately $3.7 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, due to an increase in the amount of distributions paid to partners in the first six months of 2002 compared to the same period in 2001.

PART I.  FINANCIAL INFORMATION
ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of June 30, 2002 compared to December 31, 2001, due to the lower market interest rates and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of June 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.                                  Purpose
         -----------                                  -------

             99.1 Certifications Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

         Date
         ----

     May 10, 2002                       To report the General Partner's decision
                                        to dismiss the Partnership's independent auditors, Arthur Andsersen LLP.

     June 7, 2002                       To report: (1) the General Partner's
                                        selection of Ernst & Young LLP as the
                                        independent auditors for the
                                        Partnership's consolidated financial
                                        statements for the year ending on
                                        December 31, 2002, and (2) the
                                        resignation of Alan M. Jacobs from the
                                        Board of Directors of the General
                                        Partner.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS - SERIES 85, L.P.
                                                     (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


August 14, 2002                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer