Form 10-Q
period 2002-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2002-11-14
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                        September 30, 2002
                                                             ------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2002,   12,079,514   depositary  units  of  limited
partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - September 30, 2002  (unaudited) and December 31, 2001                3

              Statements of Income and Comprehensive Income - for the three and
                 nine months ended September 30, 2002  and 2001  (unaudited)                        4

              Statement of Changes in Partners' Equity - for the nine months ended
                 September 30, 2002  (unaudited)                                                    5

              Statements of Cash Flows - for the nine months ended September 30, 2002
                 and 2001  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        15

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                           20

Item 4.       Controls and Procedures                                                              20

PART II.      Other Information

Item 5.       Other Information                                                                    21

Item 6.       Exhibits and Reports on Form 8-K                                                     21

Signature                                                                                          22

Certifications                                                                                     23

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                           September 30,   December 31,
                                                               2002            2001
                                                           ------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 35,976,099    $ 45,845,197
    Originated insured mortgages                             16,029,862      15,734,485
                                                           ------------    ------------
                                                             52,005,961      61,579,682


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium
    Acquired insured mortgages                                8,813,521       8,914,573
    Originated insured mortgages                              9,340,553      12,430,002
                                                           ------------    ------------
                                                             18,154,074      21,344,575

Cash and cash equivalents                                    10,042,555       4,366,085

Receivables and other assets                                  1,402,897       8,394,392

Investment in FHA debenture                                           -       2,385,233
                                                           ------------    ------------
      Total assets                                         $ 81,605,487    $ 98,069,967
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  5,153,591    $  1,885,460

Accounts payable and accrued expenses                           129,713         121,659

Due to affiliate                                                      -       1,235,104
                                                           ------------    ------------
      Total liabilities                                       5,283,304       3,242,223
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  81,456,062      99,801,805
  General partner's deficit                                  (6,525,641)     (5,781,121)
  Accumulated other comprehensive income                      1,391,762         807,060
                                                           ------------    ------------
      Total partners' equity                                 76,322,183      94,827,744
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 81,605,487    $ 98,069,967
                                                           ============    ============

      The accompanying notes are an integral part of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                         For the three months ended     For the nine months ended
                                                                September 30,                 September 30,
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
Income:
  Mortgage investment income                             $  1,556,263   $  1,910,137   $  4,756,219   $  6,153,483
  Interest and other income                                    34,691        133,511        228,977        401,397
                                                         ------------   ------------   ------------   ------------
                                                            1,590,954      2,043,648      4,985,196      6,554,880
                                                         ------------   ------------   ------------   ------------

Expenses:
  Asset management fee to related parties                     189,662        228,466        571,168        734,961
  General and administrative                                   98,586         95,203        320,922        289,800
                                                         ------------   ------------   ------------   ------------
                                                              288,248        323,669        892,090      1,024,761
                                                         ------------   ------------   ------------   ------------
Net earnings before gains on
  mortgage dispositions                                     1,302,706      1,719,979      4,093,106      5,530,119

Net gains on mortgage dispositions                             86,839        219,547      1,264,766      1,204,665
                                                         ------------   ------------   ------------   ------------

Net earnings                                             $  1,389,545   $  1,939,526   $  5,357,872   $  6,734,784
                                                         ============   ============   ============   ============
Other comprehensive (loss) income  - adjustment to
  unrealized gains on investments in insured mortgages       (222,429)     2,255,338        584,702      1,154,974
                                                         ------------   ------------   ------------   ------------

Comprehensive income                                     $  1,167,116   $  4,194,864   $  5,942,574   $  7,889,758
                                                         ============   ============   ============   ============

Net earnings allocated to:
  Limited partners - 96.1%                               $  1,335,353   $  1,863,884   $  5,148,915   $  6,472,127
  General Partner -   3.9%                                     54,192         75,642        208,957        262,657
                                                         ------------   ------------   ------------   ------------
                                                         $  1,389,545   $  1,939,526   $  5,357,872   $  6,734,784
                                                         ============   ============   ============   ============

Net earnings per Unit of limited
  partnership interest - basic                           $       0.11   $       0.15   $       0.43   $       0.54
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2002

                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                                         General          Limited       Comprehensive
                                                         Partner          Partners          Income           Total
                                                      -------------    -------------    -------------    -------------
Balance, December 31, 2001                            $  (5,781,121)   $  99,801,805    $     807,060    $  94,827,744

  Net earnings                                              208,957        5,148,915                -        5,357,872

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                -          584,702          584,702

  Distributions paid or accrued of $1.945 per Unit,
     including return of capital of $1.515 per Unit        (953,477)     (23,494,658)               -      (24,448,135)
                                                      -------------    -------------    -------------    -------------

Balance, September 30, 2002                           $  (6,525,641)   $  81,456,062    $   1,391,762    $  76,322,183
                                                      =============    =============    =============    =============

Limited Partnership Units outstanding - basic, as
  of September 30, 2002                                                   12,079,514
                                                                          ==========

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                             2002            2001
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                          $  5,357,872    $  6,734,784
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                   (1,264,766)     (1,204,665)
      Changes in assets and liabilities:
         Decrease (increase) in receivables and other assets                                  976,412        (311,036)
         Increase in accounts payable and accrued expenses                                      8,054           2,691
         Decrease in due to affiliate                                                         (42,487)        (28,247)
                                                                                         ------------    ------------

            Net cash provided by operating activities                                       5,035,085       5,193,527
                                                                                         ------------    ------------

Cash flows from investing activities:
   Proceeds received from mortgage prepayments                                              9,863,187      16,475,868
   Proceeds received from mortgage assignments                                             10,190,539               -
   Proceeds from redemption of debenture                                                    2,385,233               -
   Debenture proceeds paid to affiliate                                                    (1,192,617)              -
   Receipt of mortgage principal from scheduled payments                                      575,047         784,599
                                                                                         ------------    ------------

            Net cash provided by investing activities                                      21,821,389      17,260,467
                                                                                         ------------    ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (21,180,004)    (19,483,087)
                                                                                         ------------    ------------


Net increase in cash and cash equivalents                                                   5,676,470       2,970,907

Cash and cash equivalents, beginning of period                                              4,366,085       5,631,117
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $ 10,042,555    $  8,602,024
                                                                                         ============    ============

Non-cash investing activity:
   Portion of HUD debentures due from unrelated third party in exchange
      for the mortgages on Summit Square Manor and Park Place Apartments                 $          -    $  2,669,133
   Portion of HUD debenture due from unrelated third party in exchange
      for the mortgage on Fairlawn II                                                         744,159               -

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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 3.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the  Partnership's  aggregate  investment  in Fully Insured
Mortgages:

                                                                September 30,            December 31,
                                                                   2002                     2001
                                                                -----------              -----------
Fully Insured Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1)(2)(3)(4)(5)                             20                       26
  Amortized Cost                                                $34,599,211              $44,640,062
  Face Value                                                     35,542,302               46,215,896
  Fair Value                                                     35,976,099               45,845,197

Fully Insured Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $16,014,988              $16,132,560
  Face Value                                                     16,014,987               16,132,560
  Fair Value                                                     16,029,862               15,734,485

(1) In April 2002, the mortgage on Garden Court Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $9,000 for the nine months ended September 30, 2002. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in April and paid to Unitholders in August 2002.
(2) In January 2002, three mortgages were approved for assignment to HUD under the Section 221 Program, as discussed below.
(3)  In July 2002,  one mortgage was  approved for  assignment  to HUD under the
     Section 221 Program, as discussed below.
(4) In September 2002, the mortgage on Franklin Plaza was prepaid. The Partnership received net proceeds of approximately $5.0 million and recognized a loss of approximately $8,000 for the nine months ended September 30, 2002. A distribution of approximately $0.40 per Unit related to the prepayment of this mortgage was declared in October 2002 and is expected to be paid to Unitholders in February 2003.
(5) In October 2002, the mortgage on Rock Glen Apartments was prepaid. The Partnership received net proceeds of approximately $1.0 million and expects to recognize a gain of approximately $117,000 during the fourth quarter 2002. The Partnership expects to declare a distribution of approximately $0.08 per Unit in November 2002.

     As of November 1, 2002, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest.

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

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above,
(ii) plus cash for accrued interest on the debentures at the going Federal rate from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual interest payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period July 1, 2002 through December 31, 2002 is 6.625%. The Partnership will recognize a gain, if any, on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received, less the amortized cost of the Insured Mortgage.

     a. Redemption of HUD Debentures
        ----------------------------

     The following list represents HUD debentures redeemed in July 2002. The aggregate gain of $497,000 was recognized in the first quarter of 2002, when the Partnership received approximately $286,000 of accrued interest, in cash, on these HUD debentures. A distribution, related to this accrued debenture interest, of approximately $0.02 per Unit was declared in March 2002 and paid in May 2002. Net proceeds represent (i) the Partnership's beneficial interest in the face value of the HUD debenture, plus (ii) interest earned on the HUD debenture during the HUD assignment process, less (iii) net mortgage investment income due on the applicable mortgage during the HUD assignment process.

(Dollars in thousands, except per unit amounts)

                                Debenture                 Face                     Gain                              Dist.
                                Interest      Net       Value of      HUD put    1st Qtr.    Dist/   Declaration    Payment
Complex Name                      Rate      Proceeds    Debenture      Date        2002      Unit        Date        Date
------------                      ----      --------    ---------      ----        ----      ----        ----        ----
Country Club Terrace Apts.       7.500%      $ 1,425     $ 1,444     Sep 2000     $ 178     $0.12      Aug 2002    Nov 2002
Nevada Hills Apartments          7.500%        1,134       1,147     Dec 2000       154      0.09      Aug 2002    Nov 2002
Dunhaven Apartments              7.125%          872         890     Jan 2001       165      0.07      Aug 2002    Nov 2002
                                             -------     -------                  -----     -----
                                             $ 3,431     $ 3,481                  $ 497     $0.28
                                             =======     =======                  =====     =====

     b. Issuance of HUD Debenture
        -------------------------

     In July 2002, HUD transferred assignment proceeds to an unrelated third party in the form of a 7.5% debenture for the mortgage on Fairlawn II. The debenture pays interest semi-annually on January 1 and July 1 and is callable on or after January 1, 2003. In July 2002, the Partnership received approximately $100,000 in cash of accrued interest on this HUD debenture. A distribution related to this accrued debenture interest of $0.01 per Unit was declared in August 2002 and paid in November 2002. The Partnership recognized a gain of approximately $95,000 for the three and nine months ended September 30, 2002. The original maturity date for this debenture was September 2010, however in September 2002, HUD issued a call notice for all FHA debentures with a coupon rate of 6.25% or above, that are outstanding as of September 30, 2002, for call on January 1, 2003. A distribution is expected to be declared upon receipt of the debenture proceeds. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in September 2000. The face value of the Partnership's beneficial interest in this HUD debenture, of approximately $758,000, is included in receivables and other assets on the Partnership's balance sheet as of September 30, 2002.

     c. Mortgages in the HUD assignment process
        ---------------------------------------

     The mortgage on The Executive House was put to HUD under the Section 221 Program by the servicer in April 2002. The face value of this mortgage was approximately $805,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of November 1, 2002, the Partnership has not received notification that this assignment has been approved by HUD. The fair value of this mortgage is included in Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, acquired insured mortgages in the Partnership's balance sheet as of September 30, 2002.

     d. Remaining mortgages eligible for assignment
        -------------------------------------------

     The Partnership's mortgage portfolio includes six FHA-Insured Certificates issued under the Section 221 Program with an Anniversary Date of April 2002. At this time, the Partnership does not expect these mortgages to be put to HUD since it owns less than 34% of these FHA-Insured Certificates and the other certificate holders have not yet elected to put these mortgages to HUD. The Partnership does not own any other FHA-Insured Certificates or GNMA Mortgage-Backed Securities eligible to be put to HUD.

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

4.   INVESTMENT IN FHA-INSURED LOANS

     Fully Insured FHA-Insured Loans
     -------------------------------

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                           September 30,            December 31,
                                              2002                      2001
                                           ------------             ------------
  Fully Insured Acquired Loans:
    Number of Loans                                  7                         7
    Amortized Cost                        $  8,813,521              $  8,914,573
    Face Value                              10,465,802                10,632,937
    Fair Value                              10,476,833                10,451,178

  Fully Insured Originated Loans:
    Number of Loans (1)                              2                         3
    Amortized Cost                        $  9,340,553              $ 12,430,002
    Face Value                               9,085,702                12,132,653
    Fair Value                               9,290,492                12,122,221

(1)  In  January  2002,  the  mortgage  on  Longleaf  Lodge  was  prepaid.   The
     Partnership received net proceeds of approximately $3.7 million and recognized a gain of approximately $672,000 for the nine months ended September 30, 2002. A distribution of approximately $0.29 per Unit related to the prepayment of this mortgage was declared in January and paid to Unitholders in May 2002.

     As of November 1, 2002, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the September and October 2002 payments of principal and interest. The General Partner has instructed the servicer of this mortgage to file a Notice of Election to Assign if payment is not received by mid November. The face value of this mortgage was approximately $1.7 million as of the last payment date in August 2002. If assigned, the Partnership expects to receive 99% of this amount plus accrued interest at the debenture interest rate in effect at the time the mortgage was originally insured and/or endorsed by HUD, whichever is higher.

     In addition to interest payments from the FHA-Insured Loans, the Partnership is entitled to additional interest on three of the FHA-Insured Loans based on a percentage of the net cash flow from the operation of the underlying property development (referred to as Participations). During the three and nine months ended September 30, 2002, the Partnership received additional interest of $0 and $8,396, respectively, from such Participations. During the three and nine months ended September 30, 2001, the Partnership received additional interest of $0 and $53,423, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

     The Section 221 Program
     -----------------------
     a. Mortgages in the HUD assignment process
        ---------------------------------------

     The  mortgage on  Baypoint  Shoreline  Apartments  was put to HUD under the
Section 221 Program by the servicer in June 2002. The face value of this mortgage was approximately $902,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of November 1, 2002, the Partnership has not received notification that this assignment has been approved by HUD. The amortized cost of this mortgage is included in Investment in FHA-Insured Loans, acquired insured mortgages in the Partnership's balance sheet as of September 30, 2002.

     b. Remaining mortgages eligible for assignment
        -------------------------------------------

     The Partnership's mortgage portfolio includes five FHA-Insured Loans issued under the Section 221 Program with Anniversary Dates from March 2002 through December 2002. The Partnership expects these mortgages to be put to HUD, if not otherwise disposed, by the respective servicers.

     Please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 for more information on the Partnership's FHA-Insured Loans.


5.   INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% HUD debenture for the mortgage on Fox Run Apartments. The HUD debenture, with a face value of approximately $2.4 million as of December 31, 2001 was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this HUD debenture. Since the Partnership was the record owner and AIM 84 was the 50% beneficial owner of the mortgage on Fox Run Apartments, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2002 and 2001 are as follows:

                                            2002           2001
                                           ------         ------
     Quarter ended March 31                $1.325(1)      $0.680(4)
     Quarter ended June 30                  0.210(2)       0.370(5)
     Quarter ended September 30             0.410(3)       0.710(6)
                                           ------         ------
                                           $1.945         $1.760
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
           Summit Square Manor                                         Jan 2002     Assignment      0.150
           Park Place                                                  Jan 2002     Assignment      0.060
           Park Hill Apartments                                        Jan 2002     Assignment      0.140
           Fairfax House                                               Jan 2002     Assignment      0.170
           Woodland Villas                                             Jan 2002     Assignment      0.025
      (2) Quarter ended June 30, 2002:
           Garden Court Apartments                                     Apr 2002     Prepayment      0.090
      (3) Quarter ended September 30, 2002:
           Interest on debenture related to mortgage on Fairlawn II    Jul 2002     Assignment      0.010
           Country Club Terrace Apartments                             Jul 2002     Assignment      0.120
           Nevada Hills Apartments                                     Jul 2002     Assignment      0.090
           Dunhaven Apartments                                         Jul 2002     Assignment      0.070
      (4) Quarter ended March 31, 2001:
           The Meadows of Livonia                                      Jan 2001     Prepayment      0.530
      (5) Quarter ended June 30, 2001:
           Gold Key Village Apartments                                 Mar 2001     Prepayment      0.220
      (6) Quarter ended September 30, 2001:
           Cedar Ridge Apartments                                      Jun 2001     Prepayment      0.210
           Carlisle Apartments                                         Jun 2001     Prepayment      0.170
           Afton Square Apartments                                     Jul 2001     Prepayment      0.080
           Berryhill Apartments                                        Sep 2001     Prepayment      0.100

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


7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and nine months ended September 30, 2002 and 2001 as follows:

                                                                                        For the                  For the
                                                                                   three months ended       nine months ended
                                                                                      September 30,            September 30,

Name of Recipient                    Capacity in Which Served/Item                  2002        2001         2002        2001
-----------------                    -----------------------------                  ----        ----         ----        ----
CRIIMI, Inc. (1)                     General Partner/Distribution                $ 200,990   $ 348,056    $ 953,477   $ 862,787

AIM Acquisition Partners, L.P.(2)    Advisor/Asset Management Fee                  189,662     228,466      571,168     734,961

CRIIMI MAE Management, Inc.          Affiliate of General Partner/                   9,763      10,118       39,697      33,793
                                        Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $55,896 and $168,344 for the three and nine months ended September 30, 2002, respectively, and $67,340 and $216,634 for the three and nine months ended September 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) the timing of the receipt of United States Department of Housing and Urban Development ("HUD") debentures issued in exchange for mortgages put to HUD, (ii) the interest rate on HUD debentures, (iii) the timing of redemption of HUD debentures, (iv) the timing of mortgage prepayments, if any, (v) the reinvestment rate earned on mortgage disposition proceeds and regular cash flow distributions, (vi) regulatory and litigation matters, (vii) trends in the economy, and (viii) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of September 30, 2002, the Partnership had invested in 33 Insured Mortgages with an aggregate amortized cost of approximately $68.8 million, an aggregate face value of approximately $71.1 million and an aggregate fair value of approximately $71.8 million.

     As of November 1, 2002, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are current with respect to the payment of principal and interest except for the mortgage on Westbrook Apartments, which is delinquent with respect to the September and October 2002 payments of principal and interest. The General Partner has instructed the servicer of this mortgage to file a Notice of Election to Assign if payment is not received by mid November. The face value of this mortgage was approximately $1.7 million as of the last payment date in August 2002. If assigned, the Partnership expects to receive 99% of this amount plus accrued interest at the debenture interest rate in effect at the time the mortgage was originally insured and/or endorsed by HUD, whichever is higher.

     In October 2002, the mortgage on Rock Glen Apartments was prepaid. The Partnership received net proceeds of approximately $1.0 million and expects to recognize a gain of approximately $117,000 during the fourth quarter 2002. The Partnership expects to declare a distribution of approximately $0.08 per Unit in November 2002.

     The Section 221 Program
     -----------------------

     Under the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 Program"), a mortgagee has the right to assign a mortgage ("put") to HUD at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD one year subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD or sold by the servicer.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above,
(ii) plus cash for accrued interest on the debentures at the going Federal rate from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual interest payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period July 1, 2002 through December 31, 2002 is 6.625%. The Partnership will recognize a gain, if any, on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received, less the amortized cost of the Insured Mortgage.

     a. Issuance of HUD Debenture
        -------------------------

     In July 2002, HUD transferred assignment proceeds to an unrelated third party in the form of a 7.5% debenture for the mortgage on Fairlawn II. The debenture pays interest semi-annually on January 1 and July 1 and is callable on or after January 1, 2003. In July 2002, the Partnership received approximately $100,000 in cash of accrued interest on this HUD debenture. A distribution related to this accrued debenture interest of $0.01 per Unit was declared in August 2002 and paid in November 2002. The Partnership recognized a gain of approximately $95,000 for the three and nine months ended September 30, 2002. The original maturity date for this debenture was September 2010, however in September 2002, HUD issued a call notice for all FHA debentures with a coupon rate of 6.25% or above, that are outstanding as of September 30, 2002, for call on January 1, 2003. A distribution is expected to be declared upon receipt of the debenture proceeds. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in September 2000. The face value of the Partnership's beneficial interest in this HUD debenture, of approximately $758,000, is included in receivables and other assets on the Partnership's balance sheet as of September 30, 2002.

     b. Mortgages in the HUD assignment process
        ---------------------------------------

     The mortgages on The Executive House and Baypoint Shoreline Apartments were put to HUD under the Section 221 Program by the respective servicers in April 2002 and June 2002, respectively. The aggregate face value of these mortgages was approximately $1.7 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. As of November 1, 2002, the Partnership has not received notification that these assignments have been approved by HUD.

     c. Remaining mortgages eligible for assignment
        -------------------------------------------

     The Partnership's mortgage portfolio includes six FHA-Insured Certificates issued under the Section 221 Program with an Anniversary Date of April 2002. At this time, the Partnership does not expect these mortgages to be put to HUD since it owns less than 34% of these FHA-Insured Certificates and the other certificate holders have not yet elected to put these mortgages to HUD. The Partnership does not own any other FHA-Insured Certificates or GNMA Mortgage-Backed Securities eligible to be put to HUD. In addition, the Partnership's mortgage portfolio includes five FHA-Insured Loans issued under the Section 221 Program with Anniversary Dates from March 2002 through December 2002. The Partnership expects these mortgages to be put to HUD, if not otherwise disposed, by the respective servicers.

Results of Operations
---------------------

     Net earnings decreased by approximately $550,000 and $1.4 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease for the three month period is primarily due to decreases in mortgage investment income, interest and other income and net gains on mortgage dispositions, as discussed below. The nine month period decrease is primarily due to decreases in mortgage investment income and interest and other income, partially offset by a decrease in asset management fee to related parties, as discussed below.

     Mortgage investment income decreased by approximately $354,000 and $1.4 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased for the three month period as a result of twelve mortgage dispositions with an aggregate principal balance of approximately $17.4 million, representing an approximate 18% decrease in the aggregate principal balance of the Partnership's total mortgage portfolio since June 2001. The mortgage base decreased for the nine month period as a result of seventeen mortgage dispositions with an aggregate principal balance of approximately $27.6 million, representing an approximate 26% decrease in the aggregate principal balance of the Partnership's total mortgage portfolio since March 2001.

     Interest and other income decreased by approximately $99,000 and $172,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $39,000 and $164,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the reduction in the mortgage asset base.

     General and administrative expenses increased by approximately $3,000 and $31,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the cost structure of certain expenses.

     Net gains on mortgage dispositions decreased by approximately $133,000 for the three months ended September 30, 2002, and increased by approximately $60,000 for the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. During the three months ended September 30, 2002, the Partnership recognized a gain of approximately $95,000 for the assignment of one mortgage, which was partially offset by a loss of approximately $8,000 recognized on the prepayment of one mortgage. During the first six months of 2002, the Partnership recognized gains of approximately $681,000 from the prepayment of two mortgages and gains of approximately $497,000 from the assignment of three mortgages. During the three months ended September 30, 2001 the Partnership recognized gains of approximately $220,000 from the prepayment of two mortgages. During the first six months of 2001, the Partnership recognized gains of approximately $655,000 from the prepayment of four mortgages and gains of approximately $330,000 from the assignment of two mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures, and debenture redemptions, and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $158,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to lower mortgage investment income resulting from a reduction in the mortgage base, partially offset by a decrease in receivables and other assets. The decrease in receivables and other assets is primarily due to the receipt of principal and interest previously accrued on the mortgages awaiting assignment from HUD under the Section 221 Program during 2002, as previously discussed.

     Net cash provided by investing activities increased by approximately $4.6 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001. This increase is primarily due to increases in proceeds received from mortgage assignments and the net proceeds from the debenture, as discussed below, partially offset by a decrease in proceeds received from the prepayment of mortgages.

     In January 2002, HUD issued assignment proceeds in the form of HUD debentures in exchange for mortgages put to HUD under the Section 221 Program. The debentures were transferred to the mortgagee for each of the mortgages on Country Club Terrace Apartments, Nevada Hills Apartments and Dunhaven Apartments. In July 2002, the Partnership received aggregate net proceeds of approximately $3.4 million for the redemption of the HUD debentures that were previously issued by HUD. A distribution of approximately $0.28 per Unit related to the redemption of these debentures was declared in August and paid to Unitholders in November 2002.

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

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% HUD debenture for the mortgage on Fox Run Apartments. The HUD debenture, with a face value of approximately $2.4 million as of December 31, 2001 was issued to the Partnership, with interest payable semi-annually on January 1 and July 1. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate, American Insured Mortgage Investors ("AIM 84"). In January 2002, net proceeds of approximately $2.4 million were received upon redemption of this HUD debenture. Since the Partnership was the record owner and AIM 84 was the 50% beneficial owner of the mortgage on Fox Run Apartments, approximately $1.2 million of the debenture proceeds was paid to AIM 84. A distribution of approximately $0.09 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.

     Net cash used in  financing  activities  increased  by  approximately  $1.7 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, due to an increase in the amount of distributions paid to partners in the first nine months of 2002 compared to the same period in 2001.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of September 30, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of September 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.


ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board (CEO) and the Chief Financial Officer
(CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION
ITEM 5.   OTHER INFORMATION

     Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose the approval by an audit committee of the issuer of a non-audit service to be performed by the auditor of the issuer. On August 14, 2002, the Audit Committee of the Board of Directors of the General Partner's parent, CRIIMI MAE Inc., subject to any rules that may be adopted by the Public Accounting Oversight Board, approved the engagement of Ernst & Young LLP, the Partnership's auditor, to provide tax services to the Partnership during the fiscal year ending December 31, 2002.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.                              Purpose
          ----------                               -------

             99.1 Certification Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS - SERIES 85, L.P.
                                     (Registrant)

                                     By:  CRIIMI, Inc.
                                          General Partner


November 14, 2002                    /s/ Cynthia O. Azzara
-----------------                    -------------------------------------------
DATE                                 Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                     Officer and Chief Financial Officer

                                  CERTIFICATION

I,   William B. Dockser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors - Series 85, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       AMERICAN INSURED MORTGAGE
                                       INVESTORS - SERIES 85, L.P.
                                       (Registrant)
                                       By: CRIIMI, Inc.
                                           General Partner


Date: November 14, 2002                /s/ William B. Dockser
      -----------------                -----------------------------------------
                                       William B. Dockser
                                       Chairman of the Board and Chief Executive
                                          Officer

                                 CERTIFICATION

I,   Cynthia O. Azzara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors - Series 85, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS - SERIES 85, L.P.
                                     (Registrant)
                                     By: CRIIMI, Inc.
                                         General Partner


Date: November 14, 2002              /s/ Cynthia O. Azzara
      -----------------              -------------------------------------------
                                     Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                       Officer and Chief Financial Officer