Form 10-Q
period 2003-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2003-05-13
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                               March 31, 2003
                                                    --------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2003, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                   Page
                                                                                   ----
PART I.       Financial Information

Item 1.       Financial Statements

                Balance Sheets - March 31, 2003  (unaudited) and
                  December 31, 2002                                                  3

                Statements of Income and Comprehensive Income - for the
                  three months ended March 31, 2003 and 2002 (unaudited)             4

                Statement of Changes in Partners' Equity - for the three
                  months ended March 31, 2003 (unaudited)                            5

                Statements of Cash Flows - for the three months ended
                  March 31, 2003 and 2002 (unaudited)                                6

                Notes to Financial Statements (unaudited)                            7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                           14

Item 3.       Qualitative and Quantitative Disclosures about Market Risk            16

Item 4.       Controls and Procedures                                               16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                      17

Signature                                                                           18

Certifications                                                                      19


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                            March 31,       December 31,
                                                              2003              2002
                                                          ------------      ------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $ 32,589,641      $ 33,849,089
    Originated insured mortgages                            15,945,207        15,986,295
                                                          ------------      ------------
                                                            48,534,848        49,835,384


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                               5,007,528         7,176,274
    Originated insured mortgages                             9,282,681         9,311,907
                                                          ------------      ------------
                                                            14,290,209        16,488,181

Cash and cash equivalents                                    4,946,952        10,448,516

Receivables and other assets                                   779,485         1,465,453

Investment in debenture, at fair value                       1,812,914                 -
                                                          ------------      ------------
      Total assets                                        $ 70,364,408      $ 78,237,534
                                                          ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $  3,896,617      $ 10,181,484

Accounts payable and accrued expenses                          285,033           115,799

Due to affiliate                                               920,903                 -
                                                           -----------      ------------
      Total liabilities                                      5,102,553        10,297,283
                                                           -----------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                 71,105,562        73,382,252
  General partner's deficit                                 (6,945,692)       (6,853,298)
  Accumulated other comprehensive income                     1,101,985         1,411,297
                                                          ------------      ------------
      Total partners' equity                                65,261,855        67,940,251
                                                          ------------      ------------
      Total liabilities and partners' equity              $ 70,364,408      $ 78,237,534
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                                                 2003              2002
                                                             ------------      ------------
Income:
  Mortgage investment income                                 $  1,321,225      $  1,620,471
  Interest and other income                                        24,024           106,204
                                                             ------------      ------------
                                                                1,345,249         1,726,675
                                                             ------------      ------------
Expenses:
  Asset management fee to related parties                         163,451           189,781
  General and administrative                                      107,091            98,974
                                                             ------------      ------------
                                                                  270,542           288,755
                                                             ------------      ------------
Net earnings before gains on
  mortgage dispositions                                         1,074,707         1,437,920

Gains on mortgage dispositions                                    452,826         1,169,159
                                                             ------------      ------------

Net earnings                                                 $  1,527,533      $  2,607,079
                                                             ============      ============
Other comprehensive loss - adjustment to
  unrealized gains on investments in insured mortgages           (309,312)       (1,104,131)
                                                             ------------      ------------
Comprehensive income                                         $  1,218,221      $  1,502,948
                                                             ============      ============

Net earnings allocated to:
  Limited partners - 96.1%                                   $  1,467,959      $  2,505,403
  General Partner -   3.9%                                         59,574           101,676
                                                             ------------      ------------
                                                             $  1,527,533      $  2,607,079
                                                             ============      ============
Net earnings per Unit of limited
  partnership interest - basic                               $       0.12      $       0.21
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2003

                                   (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                        General           Limited        Comprehensive
                                                        Partner           Partners           Income            Total
                                                     -------------     -------------     -------------     -------------
Balance, December 31, 2002                           $  (6,853,298)    $  73,382,252     $   1,411,297     $  67,940,251

  Net earnings                                              59,574         1,467,959                 -         1,527,533

  Adjustment to unrealized gains on
     investments in insured mortgages                            -                 -          (309,312)         (309,312)

  Distributions paid or accrued of $0.310 per Unit,
     including return of capital of $0.190 per Unit       (151,968)       (3,744,649)                -        (3,896,617)
                                                     -------------     -------------     -------------     -------------
Balance, March 31, 2003                              $  (6,945,692)    $  71,105,562     $   1,101,985     $  65,261,855
                                                     =============     =============     =============     =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2003                                                       12,079,514
                                                                          ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      For the three months ended
                                                                                               March 31,

                                                                                        2003              2002
                                                                                    ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                     $  1,527,533      $  2,607,079
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                    (452,826)       (1,169,159)
      Changes in assets and liabilities:
         Net decrease in receivables and other assets                                     91,375           708,321
         Increase in accounts payable and accrued expenses                               169,234            16,050
         Increase (decrease) in due to affiliate                                          14,447           (42,487)
                                                                                    ------------      ------------

            Net cash provided by operating activities                                  1,349,763         2,119,804
                                                                                    ------------      ------------

Cash flows from investing activities:
   Proceeds from mortgage prepayments                                                    949,721         3,682,282
   Proceeds from mortgage assignments                                                  1,469,078         6,759,242
   Proceeds from redemption of debenture                                                 744,159         2,385,233
   Debenture proceeds paid to affiliate                                                        -        (1,192,617)
   Receipt of mortgage principal from scheduled payments                                 167,199           158,286
                                                                                    ------------      ------------

            Net cash provided by investing activities                                  3,330,157        11,792,426
                                                                                    ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                    (10,181,484)       (1,885,460)
                                                                                    ------------      ------------

Net (decrease) increase in cash and cash equivalents                                  (5,501,564)       12,026,770

Cash and cash equivalents, beginning of period                                        10,448,516         4,366,085
                                                                                    ------------      ------------

Cash and cash equivalents, end of period                                            $  4,946,952      $ 16,392,855
                                                                                    ============      ============

Non-cash investing activity:
   Portion of 7.125% - 7.5% debentures due from a third party in exchange for the mortgages on Country Club Terrace Apartments,
      Nevada Hills Apartments and Dunhaven Apartments                               $          -      $  3,431,297
   6.375% debenture received from HUD in exchange for the mortgage
      on Baypoint Shoreline Apartments                                                 1,812,914                 -
   Portion of 6.375% debenture due to affiliate in exchange
      for the mortgage on Baypoint Shoreline Apartments                                 (906,456)                -
   9% of proceeds due from HUD for the mortgage on Westbrook Apartments                  149,566                 -



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of California on June 26, 1984. During the period from March 8, 1985 (the initial closing date of the Partnership's public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest ("Units") raised a total of $241,587,780 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

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


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3.   INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                                 March 31,              December 31,
                                                                   2003                     2002
                                                               ------------             ------------
Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1)                                         16                       17
  Amortized Cost                                               $ 31,499,950             $ 32,449,759
  Face Value                                                     32,017,495               33,076,449
  Fair Value                                                     32,589,641               33,849,089

Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 15,932,912             $ 15,974,329
  Face Value                                                     15,932,911               15,974,328
  Fair Value                                                     15,945,207               15,986,295


(1) In March 2003, the mortgage on Stonebridge Apartments was prepaid. The Partnership received net proceeds of approximately $950,000 and recognized a gain of approximately $93,000 during the three months ended March 31, 2003. A distribution of approximately $0.075 per Unit related to the prepayment of this mortgage was declared in April and is expected to be paid to Unitholders in August 2003.

     As of May 1, 2003, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest except for the mortgage on Magnolia Place Apartments, which is delinquent with respect to the April 2003 payment of principal and interest.

     The Section 221 Program
     -----------------------

     There are five Insured Mortgages held by the Partnership, as discussed in this Note 3 and in Note 4, that have been assigned to HUD under the Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") A mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD or sold by the servicer. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

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

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The Mortgage on Executive House was put to HUD under the Section 221 Program by the servicer in April 2002. The face value of this mortgage was approximately $805,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of May 1, 2003, and will continue to accrue interest on the mortgage until the debenture is transferred to the Partnership and it begins receiving the debenture interest. The fair value of this mortgage is included in Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities on the Partnership's balance sheet as of March 31, 2003 and December 31, 2002.

     Redemption of debenture
     -----------------------

     In January 2003, HUD redeemed the 7.5% debenture of approximately $758,000, issued in July 2002 for the mortgage on Fairlawn II. A distribution of approximately $0.06 per Unit related to the debenture proceeds was declared in February 2003 and was paid to Unitholders in May 2003. The accrued interest of approximately $28,000 related to this debenture was also received in January 2003 and is being distributed through regular cash flow distributions.


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                                  March 31,              December 31,
                                                                   2003                     2002
                                                                ------------             -----------
  Acquired Loans:
    Number of Loans (1)(2)                                                4                        6
    Amortized Cost                                              $ 5,007,528              $ 7,176,274
    Face Value                                                    5,951,947                8,519,762
    Fair Value                                                    5,962,878                8,513,052

  Originated Loans:
    Number of Loans                                                       2                        2
    Amortized Cost                                              $ 9,282,681              $ 9,311,907
    Face Value                                                    9,033,218                9,059,734
    Fair Value                                                    9,349,550                9,470,182


(1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 as a result of principal and interest payments being over 60 days delinquent. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD is approximately $150,000 (representing 9% of the unpaid principal balance) and is included in Receivables and other assets on the Partnership's balance sheet as of March 31, 2003. The Partnership recognized a gain of approximately $228,000 during the three months ended March 31, 2003. A distribution of approximately $0.12 per Unit related to the assignment of this mortgage was declared in February 2003 and was paid to Unitholders in May 2003.
(2) In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face is due to AIM 84. See further discussion in Note 5.

     As of May 1, 2003, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the three months ended March 31, 2003 and 2002, the Partnership received additional interest of $0 and $3,228, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The mortgages on Brougham Estates and College Green Apartments were put to HUD under the Section 221 Program by the respective servicers in February 2003. The mortgages on Town Park Apartments and Kaynorth Apartments were put to HUD under the Section 221 Program by the respective servicers in March and April 2003, respectively. The aggregate face value of these mortgages was approximately $6.0 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for these assignments as of May 1, 2003, and will continue to accrue interest on the mortgages until the debentures are transferred to the Partnership and it begins receiving the debenture interest. The amortized cost of these mortgages is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of March 31, 2003.


5.   INVESTMENT IN DEBENTURE AND DUE TO AFFILIATE

     In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $1.8 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 27, 2012. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received by the Partnership. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face is due to AIM 84. In February 2003, the Partnership received approximately $59,000 in cash of accrued interest on this debenture. Approximately $29,000 of this accrued interest was transferred to AIM 84 and the remaining amount will be distributed to the Partnership's Unitholders through regular cash flow distributions. The Partnership recognized a gain of approximately $131,000 during the three months ended March 31, 2003. The fair values of this debenture and the portion due to AIM 84 are included in Investment in debenture and Due to affiliate, respectively, on the Partnerships' balance sheet as of March 31, 2003.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2003 and 2002 are as follows:

                                       2003           2002
                                       ----           ----
Quarter ended March 31,               $0.31(1)       $1.325(2)
                                      -----          ------

                                      $0.31          $1.325
                                      =====          ======

     The following disposition proceeds are included in the distributions listed above:

                                                                         Date                        Net
                                                                       Proceeds       Type of      Proceeds
           Complex Name(s)                                             Received     Disposition    Per Unit
           ---------------                                             --------     -----------    --------
      (1) Quarter ended March 31, 2003:
           Walnut Hills                                                Dec 2002     Prepayment      $0.040
           Westbrook Apartments                                        Jan 2003     Assignment       0.120
           Fairlawn II (redemption of 7.5% debenture)                  Jan 2003     Assignment       0.060
      (2) Quarter ended March 31, 2002:
           The Gate House Apartments                                   Dec 2001     Prepayment       0.220
           Longleaf Lodge                                              Jan 2002     Prepayment       0.290
           Fox Run Apartments (redemption of 7.125% debenture)         Jan 2002     Assignment       0.090
           Interest on debentures related to mortgages on Summit
              Square Manor, Park Place, Park Hill Apts, Fairfax
              House, Woodland Villas, Country Club Terrace Apts,       Jan - Feb
              Dunhaven Apts and Nevada Hills Apts                        2002       Assignment       0.060
           Summit Square Manor (redemption of 7.125% debenture)        Jan 2002     Assignment       0.150
           Park Place (redemption of 7.125% debenture)                 Jan 2002     Assignment       0.060
           Park Hill Apartments (redemption of 7.5% debenture)         Jan 2002     Assignment       0.140
           Fairfax House (redemption of 7.5% debenture)                Jan 2002     Assignment       0.170
           Woodland Villas (redemption of 7.125% debenture)            Jan 2002     Assignment       0.025


     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-monthly interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                               For the
                                                                                          three months ended
                                                                                               March 31,

      Name of Recipient                    Capacity in Which Served/Item                   2003        2002
      -----------------                    -----------------------------                   ----        ----
CRIIMI, Inc. (1)                    General Partner/Distribution                        $ 151,968   $ 649,541

AIM Acquisition Partners, L.P.(2)   Advisor/Asset Management Fee                          163,451     189,781

CRIIMI MAE Management, Inc.(3)      Affiliate of General Partner/Expense Reimbursement     18,235      15,342


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $48,172 and $55,945 for the three months ended March 31, 2003 and 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Mortgage Investments
--------------------

     As of March 31, 2003, the Partnership had invested in 26 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $62.6 million, an aggregate face value of approximately $63.8 million and an aggregate fair value of approximately $64.8 million. Five of these mortgages are in the
Section 221 HUD assignment process as discussed in the Notes to Financial Statements. During the first quarter of 2003, two mortgages were assigned to HUD and one prepaid as discussed in "Results of Operations."

     In January 2003, HUD redeemed the 7.5% debenture of approximately $758,000, issued in July 2002 for the mortgage on Fairlawn II. A distribution of approximately $0.06 per Unit related to the debenture proceeds was declared in February 2003 and was paid to Unitholders in May 2003. The accrued interest of approximately $28,000 related to this debenture was also received in January 2003 and is being distributed through regular cash flow distributions.

     As of May 1, 2003, all of the Insured Mortgages are current with respect to the payment of principal and interest, except for the mortgage on Magnolia Place Apartments, which is delinquent with respect to the April 2003 payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $1.1 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in gains on mortgage dispositions and mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $299,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of ten mortgage dispositions with an aggregate principal balance of approximately $14.8 million, representing an approximate 19% decrease in the aggregate principal balance of the total mortgage portfolio since April 2002.

     Interest and other income decreased by approximately $82,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in debenture interest and due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $26,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $8,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to an increase in professional fees.

     Gains on mortgage dispositions decreased by approximately $716,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002. During the first three months of 2003, the Partnership recognized a gain of approximately $93,000 from the prepayment of the mortgage on Stonebridge Apartments and gains of approximately $359,000 from the assignment of the mortgages on Westbrook Apartments and Baypoint Shoreline Apartments. During the first three months of 2002, the Partnership recognized a gain of approximately $672,000 from the prepayment of the mortgage on Longleaf Lodge and gains of approximately $497,000 from the assignment of the mortgages on Country Club Terrace Apartments, Dunhaven Apartments and Nevada Hills Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-monthly interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $770,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in the receipt of interest previously accrued on mortgages awaiting assignment from HUD under the
Section 221 program and a reduction in mortgage investment income. These decreases are partially offset by an increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses primarily relates to the timing of the payment of the quarterly asset management fee to the Advisor.

     Net cash provided by investing activities decreased by approximately $8.5 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from mortgage prepayments, mortgage assignments and redemption of debentures. These decreases were partially offset by debenture proceeds paid to an affiliate in 2002.

     Net cash used in financing activities increased by approximately $8.3 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, due to an increase in the amount of distributions paid to partners in the first three months of 2003 compared to the same period in 2002.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of March 31, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit No.                        Purpose
              -----------                        -------
                 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

                 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

     (b)      Reports on Form 8-K

              Date
              ----
              March 26, 2003          To report (i) a press release issued on
                                      March 21, 2003 announcing the March 2003 distribution to the Partnership's
                                      Unitholders and (ii) a press release
                                      issued on March 25, 2003 announcing the
                                      Partnership's fourth quarter and  year
                                      ended December 31, 2002 financial results.

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

                                    AMERICAN INSURED MORTGAGE
                                    INVESTORS L.P. - SERIES 85
                                    (Registrant)

                                    By: CRIIMI, Inc.
                                        General Partner


May 13, 2003                        /s/ Cynthia O. Azzara
------------                        ----------------------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer (Principal Accounting Officer)

                                  CERTIFICATION


I, Barry Blattman, Chairman of the Board, Chief Executive Officer and President, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors-Series 85, L.P.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                          AMERICAN INSURED MORTGAGE
                                          INVESTORS - SERIES 85, L.P.
                                          (Registrant)

                                           By: CRIIMI, Inc.
                                               General Partner


Date:  May 13, 2003                        /s/ Barry S. Blattman
       ------------                        -------------------------------------
                                           Barry S. Blattman
                                           Chairman of the Board,
                                           Chief Executive Officer and President

                                 CERTIFICATION


I, Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors-Series 85, L.P.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                         AMERICAN INSURED MORTGAGE
                                         INVESTORS - SERIES 85, L.P.
                                         (Registrant)

                                         By: CRIIMI, Inc.
                                             General Partner


Date: May 13, 2003                       /s/ Cynthia O. Azzara
      ------------                       --------------------------------------
                                         Cynthia O. Azzara
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer