Form 10-Q
period 2003-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2003-08-13
CIK 753281

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                            June 30, 2003
                                                                 -------------

Commission file number                                              1-11059
                                                                    -------



              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


           California                                          13-3257662
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

11200 Rockville Pike, Rockville, Maryland                        20852
-----------------------------------------                      ----------
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

     As of June 30, 2003, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                  Page
                                                                                                  ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - June 30, 2003  (unaudited) and December 31, 2002                     3

              Statements of Income and Comprehensive Income - for the three
                 and six months ended June 30, 2003  and 2002  (unaudited)                          4

              Statement of Changes in Partners' Equity - for the six months ended
                 June 30, 2003  (unaudited)                                                         5

              Statements of Cash Flows - for the six months ended June 30, 2003
                 and 2002  (unaudited)                                                              6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        15

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                           17

Item 4.       Controls and Procedures                                                              17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     18

Signature                                                                                          19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                                      June 30,           December 31,
                                                                        2003                 2002
                                                                    ------------         ------------
                                                                     (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                                      $ 30,063,214         $ 33,849,089
    Originated insured mortgages                                      15,960,354           15,986,295
                                                                    ------------         ------------
                                                                      46,023,568           49,835,384


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                                         4,986,775            7,176,274
    Originated insured mortgages                                       9,252,864            9,311,907
                                                                    ------------         ------------
                                                                      14,239,639           16,488,181

Cash and cash equivalents                                              3,737,544           10,448,516

Receivables and other assets                                           1,835,135            1,465,453

Investment in debenture, at fair value                                 1,812,914                    -
                                                                    ------------         ------------
      Total assets                                                  $ 67,648,800         $ 78,237,534
                                                                    ============         ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $  3,205,282         $ 10,181,484

Accounts payable and accrued expenses                                    126,350              115,799
Due to affiliate                                                       1,097,224                    -
                                                                    ------------         ------------
      Total liabilities                                                4,428,856           10,297,283
                                                                    ------------         ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                           69,296,174           73,382,252
  General partner's deficit                                           (7,019,122)          (6,853,298)
  Accumulated other comprehensive income                                 942,892            1,411,297
                                                                    ------------         ------------
      Total partners' equity                                          63,219,944           67,940,251
                                                                    ------------         ------------
      Total liabilities and partners' equity                        $ 67,648,800         $ 78,237,534
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                           For the three months ended             For the six months ended
                                                                     June 30,                             June 30,
                                                             2003               2002               2003               2002
                                                         -------------      ------------       ------------       ------------
Income:
  Mortgage investment income                             $  1,262,635       $  1,579,485       $  2,583,860       $  3,199,956
  Interest and other income                                    39,858             88,082             63,882            194,286
                                                         ------------       ------------       ------------       ------------
                                                            1,302,493          1,667,567          2,647,742          3,394,242
                                                         ------------       ------------       ------------       ------------

Expenses:
  Asset management fee to related parties                     157,123            191,725            320,574            381,506
  General and administrative                                  115,950            123,362            223,041            222,336
                                                         ------------       ------------       ------------       ------------
                                                              273,073            315,087            543,615            603,842
                                                         ------------       ------------       ------------       ------------
Net earnings before gains on
  mortgage dispositions                                     1,029,420          1,352,480          2,104,127          2,790,400

Gains on mortgage dispositions                                293,044              8,768            745,870          1,177,927
                                                         ------------       ------------       ------------       ------------

Net earnings                                             $  1,322,464       $  1,361,248       $  2,849,997       $  3,968,327
                                                         ============       ============       ============       ============
Other comprehensive (loss) income - adjustment to
  unrealized gains on investments in insured mortgages       (159,093)         1,911,262           (468,405)           807,131
                                                         ------------       ------------       ------------       ------------

Comprehensive income                                     $  1,163,371       $  3,272,510       $  2,381,592       $  4,775,458
                                                         ============       ============       ============       ============

Net earnings allocated to:
  Limited partners - 96.1%                               $  1,270,888       $  1,308,159       $  2,738,847       $  3,813,562
  General Partner -   3.9%                                     51,576             53,089            111,150            154,765
                                                         ------------       ------------       ------------       ------------
                                                         $  1,322,464       $  1,361,248       $  2,849,997       $  3,968,327
                                                         ============       ============       ============       ============

Net earnings per Unit of limited
  partnership interest - basic                           $       0.11       $       0.11       $       0.23       $       0.32
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2003

                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                                       General          Limited         Comprehensive
                                                       Partner          Partners           Income             Total
                                                    -------------     -------------     -------------     -------------
Balance, December 31, 2002                          $  (6,853,298)    $  73,382,252     $   1,411,297     $  67,940,251

  Net earnings                                            111,150         2,738,847                 -         2,849,997

  Adjustment to unrealized gains on
     investments in insured mortgages                           -                 -          (468,405)         (468,405)

  Distributions paid or accrued of $0.565 per Unit,
     including return of capital of $0.335 per Unit      (276,974)       (6,824,925)                -        (7,101,899)
                                                    -------------     -------------     -------------     -------------

Balance, June 30, 2003                              $  (7,019,122)    $  69,296,174     $     942,892     $  63,219,944
                                                    =============     =============     =============     =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2003                                                       12,079,514
                                                                         ==========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                   2003              2002
                                                                                               ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                $  2,849,997      $  3,968,327
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                               (745,870)       (1,177,927)
      Changes in assets and liabilities:
         Net (increase) decrease in receivables and other assets                                     (4,049)          694,138
         Increase in accounts payables and accrued expenses                                          10,551            25,527
         Increase (decrease) in due to affiliate                                                     41,202           (42,487)
                                                                                               ------------      ------------

            Net cash provided by operating activities                                             2,151,831         3,467,578
                                                                                               ------------      ------------

Cash flows from investing activities:
   Proceeds from mortgage prepayments                                                             2,674,487         4,834,522
   Proceeds from mortgage assignments                                                             1,469,078         6,759,242
   Proceeds from redemption of debenture                                                            744,159         2,385,233
   Debenture proceeds paid to affiliate                                                                   -        (1,192,617)
   Receipt of mortgage principal from scheduled payments                                            327,574           384,095
                                                                                               ------------      ------------

            Net cash provided by investing activities                                             5,215,298        13,170,475
                                                                                               ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                               (14,078,101)      (18,540,360)
                                                                                               ------------      ------------


Net decrease in cash and cash equivalents                                                        (6,710,972)       (1,902,307)

Cash and cash equivalents, beginning of period                                                   10,448,516         4,366,085
                                                                                               ------------      ------------

Cash and cash equivalents, end of period                                                       $  3,737,544      $  2,463,778
                                                                                               ============      ============

Non-cash investing activity:
Portion of 7.125% - 7.5% debentures due from a third party in exchange for the mortgages on Country Club Terrace Apartments,
   Nevada Hills Apartments and Dunhaven Apartments                                             $          -      $  3,431,297
Portion of 6.375% debenture due from a third party in exchange
   for the mortgage on The Executive House                                                          810,660
6.375% debenture received from HUD in exchange for the mortgage
   on Baypoint Shoreline Apartments                                                               1,812,914                 -
Portion of 6.375% debenture due to affiliate in exchange
   for the mortgage on Baypoint Shoreline Apartments                                               (906,456)                -
9% of proceeds due from HUD for the mortgage on Westbrook Apartments                                299,132                 -
Portion of Westbrook Apartments proceeds due to affiliate                                          (149,566)

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3.   INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                                 June 30,               December 31,
                                                                   2003                     2002
                                                               ------------             ------------
Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1) through (5)                             12                       17
  Amortized Cost                                               $ 29,189,951             $ 32,449,759
  Face Value                                                     29,388,272               33,076,449
  Fair Value                                                     30,063,214               33,849,089

Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                               $ 15,890,725             $ 15,974,329
  Face Value                                                     15,890,724               15,974,328
  Fair Value                                                     15,960,354               15,986,295

(1) In March 2003, the mortgage on Stonebridge Apartments was prepaid. The Partnership received net proceeds of approximately $950,000 and recognized a gain of approximately $93,000 during the six months ended June 30, 2003. A distribution of approximately $0.075 per Unit related to the prepayment of this mortgage was declared in April and paid to Unitholders in August 2003.

(2) In May 2003, the mortgage on Willow Dayton was prepaid. The Partnership received net proceeds of approximately $929,000 and recognized a gain of approximately $107,000 during the six months ended June 30, 2003. A distribution of approximately $0.07 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2003.
(3) In May 2003, the mortgage on Magnolia Place Apartments was prepaid. The Partnership received net proceeds of approximately $295,000 and recognized a gain of approximately $29,000 during the six months ended June 30, 2003. A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2003.
(4) In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House. Since the mortgage on The Executive House was beneficially owned 70.39% by the Partnership and the remainder by unrelated third parties, the debenture is held by an unrelated third party and the face amount due to the Partnership is included in Receivables and other assets on the Partnership's balance sheet. See further discussion in Note 5.
(5) In June 2003, the mortgage on Ashley Oaks Apartments was prepaid. The Partnership received net proceeds of approximately $525,000 and recognized a gain of approximately $60,000 during the six months ended June 30, 2003. A distribution of approximately $0.04 per Unit related to the prepayment of this mortgage was declared in July and is expected to be paid to Unitholders in November 2003.

     As of August 1, 2003, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                          June 30,               December 31,
                                                            2003                     2002
                                                        ------------             ------------
  Acquired Loans:
    Number of Loans (1)(2)(3)                                      4                        6
    Amortized Cost                                      $  4,986,775             $  7,176,274
    Face Value                                             5,918,742                8,519,762
    Fair Value                                             5,929,879                8,513,052

  Originated Loans:
    Number of Loans                                                2                        2
    Amortized Cost                                      $  9,252,864             $  9,311,907
    Face Value                                             9,006,143                9,059,734
    Fair Value                                             9,356,908                9,470,182

(1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 as a result of principal and interest payments being over 60 days delinquent. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD is approximately $150,000 (representing 9% of the unpaid principal balance) and is included in Receivables and other assets on the Partnership's balance sheet as of June 30, 2003. In addition, approximately $150,000 is due from HUD related to the mortgage on Westbrook Apartments, which is due to AIM 84. The Partnership recognized a gain of approximately $228,000 during the six months ended June 30, 2003. A distribution of approximately $0.12 per Unit related to the assignment of this mortgage was declared in February 2003 and was paid to Unitholders in May 2003.
(2) In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture, with a face value of approximately $1.8 million, in exchange for the mortgage on Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face is due to AIM 84. See further discussion in Note 5.

(3) In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face is due to AIM 84. See further discussion in Note 5.

     As of August 1, 2003, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the three and six months ended June 30, 2003, the Partnership did not receive additional interest from the Participations. During the three and six months ended June 30, 2002, the Partnership received additional interest of $5,168 and $8,396, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

     The Section 221 Program
     -----------------------

     As of August 1, 2003, there are three remaining Insured Mortgages held by the Partnership, as discussed below, that have been assigned to HUD under the
Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") A mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. In some cases, the Partnership is not the named mortgagee for the FHA-Insured Certificate. In this case, the HUD debenture is generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD or sold by the servicer. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, and instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture
Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2003 was 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The mortgages on Brougham Estates, Town Park Apartments and Kaynorth Apartments were put to HUD under the Section 221 Program by the respective servicers in February, March and April 2003, respectively. The aggregate face value of these mortgages was approximately $4.7 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for these assignments as of August 1, 2003, and will continue to accrue interest on the mortgages until the debentures are transferred to the Partnership and it begins receiving the debenture interest. The amortized cost of these mortgages is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of June 30, 2003.


5.   INVESTMENTS IN DEBENTURES AND DUE TO AFFILIATE

     In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $1.8 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 27, 2012. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received by the Partnership. Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face is due to AIM 84. The Partnership recognized a gain of approximately $131,000 during the six months ended June 30, 2003. The fair value of this debenture and the portion due to AIM 84 are included in Investment in debenture and Due to affiliate, respectively, on the Partnership's balance sheet as of June 30, 2003.

     In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House. The mortgage on The Executive House was put to HUD under the Section 221 Program by the servicer in April 2002. The debenture, with a face value due to the Partnership of approximately $811,000, pays interest semi-annually on January 1 and July 1 with a maturity date of April 3, 2012. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received by the Partnership. The Partnership recognized a gain of approximately $97,000 during the six months ended June 30, 2003. Since the Partnership only owned 70.39% of the FHA insured certificate secured by the mortgage on The Executive House and the remainder was held by unrelated third parties, the debenture is held by an unrelated third party and the face amount of approximately $811,000 due to the Partnership is included in Receivables and other assets on the Partnership's balance sheet as of June 30, 2003.

     In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in February 2003. The debenture pays interest semi-annually on January 1 and July 1 with a maturity date of February 25, 2013. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received by the Partnership. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face is due to AIM 84. The Partnership expects to recognize a gain of approximately $192,000 during the third quarter 2003. The amortized cost of the Partnership's portion of the mortgage on College Green Apartments is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of June 30, 2003.

     In addition, as discussed in Note 4, approximately $300,000 is due from HUD related to the mortgage on Westbrook Apartments and amount is included in Receivables and other assets on the Partnership's balance sheet as of June 30, 2003. Approximately $150,000 of this amount is due to AIM 84 and is included in Due to affiliate on the Partnership's balance sheet as of June 30, 2003.

     Redemption of debenture
     -----------------------

     In January 2003, HUD redeemed the 7.5% debenture with a face amount of approximately $758,000, issued in July 2002 in exchange for the mortgage on Fairlawn II. A distribution of approximately $0.06 per Unit related to the debenture proceeds was declared in February 2003 and was paid to Unitholders in May 2003. The accrued interest of approximately $28,000 related to this debenture was also received in January 2003 and is being distributed through regular cash flow distributions. This amount was included in Receivables and other Assets on the Partnership's balance sheet at December 31, 2002.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2003 and 2002 are as follows:

                                       2003           2002
                                      ------         ------
Quarter ended March 31                $0.310(1)      $1.325(3)
Quarter ended June 30                  0.255(2)       0.210(4)
                                      ------         ------
                                      $0.565         $1.535
                                      ======         ======

     The following disposition proceeds are included in the distributions listed above:

                                                                         Date                       Net
                                                                       Proceeds       Type of     Proceeds
           Complex Name(s)                                             Received     Disposition   Per Unit
           ---------------                                             --------     -----------   --------
      (1) Quarter ended March 31, 2003:
           Walnut Hills                                                Dec 2002     Prepayment     $0.040
           Westbrook Apartments                                        Jan 2003     Assignment      0.120
           Fairlawn II (redemption of 7.5% debenture)                  Jan 2003     Assignment      0.060
      (2) Quarter ended June 30, 2003:
           Stonebridge Apartments                                      Mar 2003     Prepayment      0.075
           Magnolia Place Apartments                                   May 2003     Prepayment      0.020
           Willow Dayton                                               May 2003     Prepayment      0.070
      (3) Quarter ended March 31, 2002:
           The Gate House Apartments                                   Dec 2001     Prepayment      0.220
           Longleaf Lodge                                              Jan 2002     Prepayment      0.290
           Fox Run Apartments (redemption of 7.125% debenture)         Jan 2002     Assignment      0.090
           Interest on debentures related to mortgages on Summit
              Square Manor, Park Place, Park Hill Apts, Fairfax
              House, Woodland Villas, Country Club Terrace Apts,       Jan - Feb
              Dunhaven Apts and Nevada Hills Apts                        2002       Assignment      0.060
           Summit Square Manor (redemption of 7.125% debenture)        Jan 2002     Assignment      0.150
           Park Place (redemption of 7.125% debenture)                 Jan 2002     Assignment      0.060
           Park Hill Apartments (redemption of 7.5% debenture)         Jan 2002     Assignment      0.140
           Fairfax House (redemption of 7.5% debenture)                Jan 2002     Assignment      0.170
           Woodland Villas (redemption of 7.125% debenture)            Jan 2002     Assignment      0.025
      (4) Quarter ended June 30, 2002:
           Garden Court Apartments                                     Apr 2002     Prepayment      0.090

     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-monthly interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substatially lower than the amounts reflected in the Partnership's financial statements.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                  For the                    For the
                                                                             three months ended         six months ended
                                                                                  June 30,                   June 30,
      Name of Recipient                Capacity in Which Served/Item         2003         2002          2003         2002
      -----------------                -----------------------------         ----         ----          ----         ----
CRIIMI, Inc. (1)                    General Partner/Distribution          $  125,006   $  102,946    $  276,974   $  752,487

AIM Acquisition Partners, L.P.(2)   Advisor/Asset Management Fee             157,123      191,725       320,574      381,506


CRIIMI MAE Management, Inc.(3)      Affiliate of General Partner/
                                        Expense Reimbursement                 12,735       14,592        30,970       29,934

     (1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

     (2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $46,305 and $94,477 for the three and six months ended June 30, 2003, respectively, and $56,503 and $112,448 for the three and six months ended June 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

Mortgage Investments
--------------------

     As of June 30, 2003, the Partnership had invested in 22 Insured Mortgages and two debentures with an aggregate amortized cost of approximately $61.0 million, an aggregate face value of approximately $61.9 million and an aggregate fair value of approximately $63.0 million. As of June 30, 2003, four of these mortgages were in the Section 221 HUD assignment process, one of which was approved for assignment in July 2003, as discussed below. During the second quarter of 2003, one mortgage was approved for assignment to HUD and three mortgages prepaid as discussed in "Results of Operations."

     In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in February 2003. The debenture pays interest semi-annually on January 1 and July 1 with a maturity date of February 25, 2013. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received by the Partnership. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face is due to AIM 84. The Partnership expects to recognize a gain of approximately $192,000 during the third quarter 2003.

     As of August 1, 2003, all of the Insured Mortgages are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $39,000 for the three months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in mortgage investment income, partially offset by an increase in gains on mortgage dispositions. Net earnings decreased by approximately $1.1 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in mortgage investment income and gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $317,000 and $616,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 12 mortgage dispositions with an aggregate principal balance of approximately $16.2 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since June 2002.

     Interest and other income decreased by approximately $48,000 and $130,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a decrease in debenture interest and due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $35,000 and $61,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $7,000 for the three months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in professional fees. General and administrative expenses during the six months ended June 30, 2003 were fairly consistent with 2002.

     Gains on mortgage dispositions increased by approximately $284,000 for the three months ended June 30, 2003, and decreased by approximately $432,000 for the six months ended June 30, 2003, as compared to the corresponding periods in 2002. During the three months ended June 30, 2003, the Partnership recognized gains of approximately $196,000 from the prepayment of three mortgages and a gain of approximately $97,000 from the assignment of one mortgage. During the first quarter of 2003, the Partnership recognized a gain of approximately $93,000 from the prepayment of one mortgage and gains of approximately $359,000 from the assignment of two mortgages. During the three months ended June 30, 2002, the Partnership recognized a gain of approximately $9,000 from the prepayment of one mortgage. During the first quarter of 2002, the Partnership recognized a gain of approximately $672,000 from the prepayment of one mortgage and gains of approximately $497,000 from the assignment of three mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient for the three months ended June 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-monthly interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $1.3 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in the receipt of interest previously accrued on mortgages awaiting assignment from HUD under the Section 221 program and a reduction in mortgage investment income.

     Net cash provided by investing activities decreased by approximately $8.0 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from mortgage prepayments, mortgage assignments and redemption of debentures. These decreases were partially offset by debenture proceeds paid to an affiliate in 2002.

     Net cash used in financing activities decreased by approximately $4.5 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, due to a decrease in the amount of distributions paid to partners in the first six months of 2003 compared to the same period in 2002.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of June 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                            Purpose


        31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

        31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

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


(b)  Reports on Form 8-K

     Date
     ----

     April 23, 2003      To  report a press  release  issued on  April  21, 2003
                         announcing the April  distribution to the Partnership's
                         Unitholders.

     May 8, 2003         To   report a  press  release  issued  on  May 6,  2003
                         announcing the Partnership's first quarter financial results.

     May 21, 2003        To  report a  press  release  issued  on  May  20, 2003
                         announcing the May  distribution to  the  Partnership's
                         Unitholders.

     June 20, 2003       To  report  a  press  release  issued  on June 20, 2003
                         announcing the June  distribution to the  Partnership's
                         Unitholders.

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



                                        AMERICAN INSURED MORTGAGE
                                        INVESTORS L.P. - SERIES 85
                                        (Registrant)

                                        By: CRIIMI, Inc.
                                            General Partner



August 13, 2003                         /s/ Cynthia O. Azzara
---------------                         ----------------------------------------
DATE                                    Cynthia O. Azzara
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Accounting Officer)