Form 10-Q
period 2003-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2003-11-13
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     September 30, 2003
                                          ------------------

Commission file number                          1-11059
                                          ------------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


         California                                     13-3257662
--------------------------------            ----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------   ----------------------------------
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

     As  of  September  30,  2003,   12,079,514   depositary  units  of  limited
partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                        Page
                                                                        ----
PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - September 30, 2003 (unaudited) and
                 December 31, 2002                                        3

              Statements of Income and Comprehensive Income -
                 for the three and nine months ended September 30,
                 2003 and 2002 (unaudited)                                4

              Statement of Changes in Partners' Equity - for the
                 nine months ended September 30, 2003 (unaudited)         5

              Statements of Cash Flows - for the nine months ended
                 September 30, 2003 and 2002 (unaudited)                  6

              Notes to Financial Statements (unaudited)                   7

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     15

Item 3.       Qualitative and Quantitative Disclosures about
                 Market Risk                                             17

Item 4.       Controls and Procedures                                    17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                           18

Signature                                                                19

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                         September 30,      December 31,
                                                             2003               2002
                                                         -------------      ------------
                                                          (Unaudited)

                                     ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $ 30,187,602      $ 33,849,089
    Originated insured mortgages                            15,954,586        15,986,295
                                                          ------------      ------------
                                                            46,142,188        49,835,384


Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Acquired insured mortgages                               1,442,836         7,176,274
    Originated insured mortgages                             9,222,443         9,311,907
                                                          ------------      ------------
                                                            10,665,279        16,488,181

Investment in debentures, at fair value                     10,335,670                 -

Cash and cash equivalents                                    1,807,560        10,448,516

Receivables and other assets                                 1,662,494         1,465,453
                                                          ------------      ------------
      Total assets                                        $ 70,613,191      $ 78,237,534
                                                          ============      ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $  1,634,066      $ 10,181,484

Accounts payable and accrued expenses                          127,663           115,799

Due to affiliate                                             5,409,105                 -
                                                          ------------      ------------
      Total liabilities                                      7,170,834        10,297,283
                                                          ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                 69,274,899        73,382,252
  General partner's deficit                                 (7,019,986)       (6,853,298)
  Accumulated other comprehensive income                     1,187,444         1,411,297
                                                          ------------      ------------
      Total partners' equity                                63,442,357        67,940,251
                                                          ------------      ------------
      Total liabilities and partners' equity              $ 70,613,191      $ 78,237,534
                                                          ============      ============

      The accompanying notes are an integral part of these financial statements.

       AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

           STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                                         For the three months ended          For the nine months ended
                                                                September 30,                       September 30,
                                                           2003             2002               2003              2002
                                                       -----------       -----------       -----------       -----------
Income:
  Mortgage investment income                           $ 1,161,982       $ 1,556,263       $ 3,745,842       $ 4,756,219
  Interest and other income                                 77,349            34,691           141,231           228,977
                                                       -----------       -----------       -----------       -----------
                                                         1,239,331         1,590,954         3,887,073         4,985,196
                                                       -----------       -----------       -----------       -----------
Expenses:
  Asset management fee to related parties                  148,703           189,662           469,277           571,168
  General and administrative                               106,163            98,586           329,205           320,922
                                                       -----------       -----------       -----------       -----------
                                                           254,866           288,248           798,482           892,090
                                                       -----------       -----------       -----------       -----------
Net earnings before gains on
  mortgage dispositions                                    984,465         1,302,706         3,088,591         4,093,106

Gains on mortgage dispositions                             627,469            86,839         1,373,339         1,264,766
                                                       -----------       -----------       -----------       -----------

Net earnings                                           $ 1,611,934       $ 1,389,545       $ 4,461,930       $ 5,357,872
                                                       ===========       ===========       ===========       ===========
Other comprehensive income (loss) - adjustment to
  unrealized gains and losses on investments in
  insured mortgages                                        244,552          (222,429)         (223,853)          584,702
                                                       -----------       -----------       -----------       -----------
Comprehensive income                                   $ 1,856,486       $ 1,167,116       $ 4,238,077       $ 5,942,574
                                                       ===========       ===========       ===========       ===========

Net earnings allocated to:
  Limited partners - 96.1%                             $ 1,549,069       $ 1,335,353       $ 4,287,915       $ 5,148,915
  General Partner -   3.9%                                  62,865            54,192           174,015           208,957
                                                       -----------       -----------       -----------       -----------
                                                       $ 1,611,934       $ 1,389,545       $ 4,461,930       $ 5,357,872
                                                       ===========       ===========       ===========       ===========
Net earnings per Unit of limited
  partnership interest - basic                         $      0.13       $      0.11       $      0.35       $      0.43
                                                       ===========       ===========       ===========       ===========

     The accompanying notes are an integral part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2003

                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                      General          Limited        Comprehensive
                                                      Partner         Partners           Income             Total
                                                    ------------      -----------     -------------       -----------

Balance, December 31, 2002                          $ (6,853,298)     $ 73,382,252      $ 1,411,297      $ 67,940,251

  Net earnings                                           174,015         4,287,915                -         4,461,930

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                          -                 -         (223,853)         (223,853)

  Distributions paid or accrued of $0.695 per Unit,
     including return of capital of $0.345 per Unit     (340,703)       (8,395,268)               -        (8,735,971)
                                                    ------------      ------------      -----------      ------------

Balance, September 30, 2003                         $ (7,019,986)     $ 69,274,899      $ 1,187,444      $ 63,442,357
                                                    ============      ============      ===========      ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2003                                                 12,079,514
                                                                        ==========


   The accompanying notes are an integral part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         For the nine months ended
                                                                                                September 30,
                                                                                           2003             2002
                                                                                         -----------     ------------
Cash flows from operating activities:
   Net earnings                                                                          $ 4,461,930     $ 5,357,872
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                      (1,373,339)     (1,264,766)
      Changes in assets and liabilities:
         Net decrease in receivables and other assets                                         37,306         976,412
         Increase in accounts payables and accrued expenses                                   11,864           8,054
         Increase (decrease) in due to affiliate                                              91,704         (42,487)
                                                                                         -----------     -----------

            Net cash provided by operating activities                                      3,229,465       5,035,085
                                                                                         -----------     -----------

Cash flows from investing activities:
   Proceeds from mortgage prepayments                                                      2,674,487       9,863,187
   Proceeds from mortgage assignments                                                      1,528,983      10,190,539
   Proceeds from redemption of debenture                                                     744,159       2,385,233
   Debenture proceeds paid to affiliate                                                            -      (1,192,617)
   Receipt of mortgage principal from scheduled payments                                     465,339         575,047
                                                                                         -----------     -----------

            Net cash provided by investing activities                                      5,412,968      21,821,389
                                                                                         -----------     -----------
Cash flows used in financing activities:
   Distributions paid to partners                                                        (17,283,389)    (21,180,004)
                                                                                         -----------     -----------

Net (decrease) increase in cash and cash equivalents                                      (8,640,956)      5,676,470

Cash and cash equivalents, beginning of period                                            10,448,516       4,366,085
                                                                                         -----------     -----------

Cash and cash equivalents, end of period                                                 $ 1,807,560     $10,042,555
                                                                                         ===========     ===========

Non-cash investing activity:

Portion of 7.5% debenture due from a third party
   in exchange for the mortgage on Fairlawn II                                           $         -     $   744,159
Portion of 6.375% debenture due from a third party in exchange
   for the mortgage on The Executive House                                                   810,660               -
Debentures received from HUD in exchange for assigned mortgages                           10,335,670               -
Portion of debentures due to affiliate                                                    (5,167,835)              -


                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors - Series 85, L.P. (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of California on June 26, 1984. During the period from March 8, 1985 (the initial closing date of the Partnership's public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest ("Units") raised a total of $241,587,780 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of its operations for the three and nine months ended
September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

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


3. INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                               September 30,            December 31,
                                                                   2003                     2002
                                                               ------------             ------------
Acquired Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       2                        2
    FHA-Insured Certificates (1) through (5)                             12                       17
  Amortized Cost                                                $29,106,992              $32,449,759
  Face Value                                                     29,300,978               33,076,449
  Fair Value                                                     30,187,602               33,849,089

Originated Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates                                              1                        1
  Amortized Cost                                                $15,847,752              $15,974,329
  Face Value                                                     15,847,750               15,974,328
  Fair Value                                                     15,954,586               15,986,295


(1) In March 2003, the mortgage on Stonebridge Apartments was prepaid. The Partnership received net proceeds of approximately $950,000 and recognized a gain of approximately $93,000 during the nine months ended September 30, 2003. A distribution of approximately $0.075 per Unit related to the prepayment of this mortgage was declared in April and paid to Unitholders in August 2003.
(2) In May 2003, the mortgage on Willow Dayton was prepaid. The Partnership received net proceeds of approximately $929,000 and recognized a gain of approximately $107,000 during the nine months ended September 30, 2003. A distribution of approximately $0.07 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2003.
(3) In May 2003, the mortgage on Magnolia Place Apartments was prepaid. The Partnership received net proceeds of approximately $295,000 and recognized a gain of approximately $29,000 during the nine months ended September 30, 2003. A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2003.
(4) In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House. Since the mortgage on The Executive House was beneficially owned 70.39% by the Partnership and the remainder by unrelated third parties, the debenture is held by an unrelated third party and the face amount due to the Partnership is included in Receivables and other assets on the Partnership's balance sheet. See further discussion in Note 5.

(5) In June 2003, the mortgage on Ashley Oaks Apartments was prepaid. The Partnership received net proceeds of approximately $525,000 and recognized a gain of approximately $60,000 during the nine months ended September 30, 2003. A distribution of approximately $0.04 per Unit related to the prepayment of this mortgage was declared in July and paid to Unitholders in November 2003.

     As of November 1, 2003, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.


4. INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                               September 30,            December 31,
                                                                   2003                      2002
                                                               ------------             ------------
  Acquired Loans:
    Number of Loans (1) through (5)                                       1                        6
    Amortized Cost                                              $ 1,442,836              $ 7,176,274
    Face Value                                                    1,711,751                8,519,762
    Fair Value                                                    1,714,975                8,513,052

  Originated Loans:
    Number of Loans                                                       2                        2
    Amortized Cost                                              $ 9,222,443              $ 9,311,907
    Face Value                                                    8,978,496                9,059,734
    Fair Value                                                    9,437,102                9,470,182


(1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 as a result of principal and interest payments being over 60 days delinquent. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The Partnership recognized a gain of approximately $228,000 during the nine months ended September 30, 2003. A distribution of approximately $0.12 per Unit related to the assignment of this mortgage was declared in February 2003 and was paid to Unitholders in May 2003. As of November 1, 2003, the Partnership has received the remaining amount due of approximately $330,000, which includes the remaining principal balance plus accrued interest. The Partnership has paid the amount due to AIM 84 for its 50% portion of this amount (approximately $165,000) and expects to announce a distribution in November 2003 for the net amount received of $165,000.

(2) In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture, with a face value of approximately $1.8 million, in exchange for the mortgage on Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face is due to AIM 84. See further discussion in Note 5.
(3) In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face is due to AIM 84. See further discussion in Note 5.
(4) In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $4.8 million, in exchange for the mortgage on Brougham Estates II. Since the mortgage on Brougham Estates II was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $2.4 million of the debenture face is due to AIM 84. See further discussion in Note 5.
(5) In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $1.2 million, in exchange for the mortgage on Town Park Apartments. Since the mortgage on Town Park Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $589,000 of the debenture face is due to AIM 84. See further discussion in Note 5.

     As of November 1, 2003, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as "Participations"). During the three and nine months ended September 30, 2003, the Partnership did not receive additional interest from the Participations. During the three and nine months ended September 30, 2002, the Partnership received additional interest of $0 and $8,396, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

     The Section 221 Program
     -----------------------

     As of November 1, 2003, there is only one Insured Mortgage held by the Partnership, as discussed below, which has been assigned to HUD under the
Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") A mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, a debenture having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). The debenture generally matures 10 years from the date of assignment and bears interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. In some cases, the Partnership is not the named mortgagee for the FHA-Insured Certificate. In this case, the debenture is generally issued to an unrelated third party that is the named mortgagee. The servicer of the applicable mortgage is responsible for delivering to the Partnership all HUD insurance claim proceeds. The debenture interest is paid to the Partnership in the month it is received by the servicer. The debenture proceeds are paid to the Partnership in the month the debenture is redeemed by HUD, sold by the servicer or sold by the General Partner. Debentures sold by the General Partner are based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, based upon, in general, but not limited to, the interest rates on debentures issued by HUD and the costs and risks associated with continuing to hold the debentures.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, and instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) a debenture, as discussed above, (ii) plus cash for accrued interest on the debenture at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debenture on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2003 was 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debenture to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debenture. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Mortgage in the Section 221 HUD assignment process
     --------------------------------------------------

     In April 2003, the servicer of the mortgage on Kaynorth Apartments filed an application to put this mortgage to HUD under the Section 221 Program. The face value of this mortgage was approximately $1.7 million as of the application date. The Partnership no longer receives monthly principal and interest from a mortgage that is put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on a debenture issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of November 1, 2003, and will continue to accrue interest on the mortgage until the debenture is transferred to the Partnership and it begins receiving the debenture interest. The amortized cost of this mortgage is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of September 30, 2003.


5. INVESTMENTS IN DEBENTURES AND DUE TO AFFILIATE

     Listed below are debentures issued to the Partnership by HUD in exchange for mortgages put to HUD under the Section 221 program. As indicated in the table below, the Partnership's debentures have been called by HUD for redemption on January 1, 2004. The Partnership expects to receive the face value, plus accrued interest on the redemption date. The application date is the date the servicer of the respective mortgage filed an application for insurance benefits under the Section 221 Program. The receipt date is the date the Partnership received the debenture and reported a gain related to the assignment of the respective mortgage. The debentures pay interest semi-annually on January 1 and July 1. Since the mortgages listed were beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $5.2 million of the debenture face plus accrued interest is due to AIM 84 and is included in Due to affiliate on the Partnership's balance sheet at September 30, 2003.

                                                                                 Net Amount                            Gain on
                               Redemption   Interest      Face        Due to     Due to the  Application  Receipt    Assignment
Debenture for mortgage on:        Date       Rate        Value      Affiliate   Partnership     Date        Date     Of mortgage
--------------------------        -----     ------       ------    -----------  ------------   -----       -----    -----------
Baypoint Shoreline
  Apartments                   01/01/2004    6.375%     $ 1,812,914  $  906,457   $  906,457   Jun-02      Feb-03    $  131,321
College Green Apartments       01/01/2004    5.750%       2,571,331   1,285,666    1,285,665   Feb-03      Jul-03       191,756
Brougham Estates II            01/01/2004    5.750%       4,773,594   2,386,797    2,386,797   Feb-03      Aug-03       349,286
Town Park Apartments           01/01/2004    5.750%       1,177,831     588,915      588,916   Feb-03      Aug-03        86,426
                                                        -----------  ----------   ----------                          ---------
Total debentures                                        $10,335,670  $5,167,835   $5,167,835                          $ 758,789
                                                        ===========  ==========   ==========                          =========

     In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House. The mortgage on The Executive House was put to HUD under the Section 221 Program by the servicer in April 2002. The debenture, with a face value due to the Partnership of approximately $811,000, pays interest semi-annually on January 1 and July 1. This debenture has been called by HUD for redemption on January 1, 2004, at face amount plus accrued interest. A distribution will be declared after the debenture proceeds are received by the Partnership. The Partnership recognized a gain of approximately $97,000 during the nine months ended September 30, 2003. Since the Partnership only owned 70.39% of the FHA insured certificate secured by the mortgage on The Executive House and the remainder was held by unrelated third parties, the debenture is held by an unrelated third party and the face amount of approximately $811,000 due to the Partnership is included in Receivables and other assets on the Partnership's balance sheet as of September 30, 2003.

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

6. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2003 and 2002 are as follows:

                                      2003           2002
                                      ----           ----
Quarter ended March 31                $0.310 (1)     $1.325 (4)
Quarter ended June 30                  0.255 (2)      0.210 (5)
Quarter ended September 30             0.130 (3)      0.410 (6)
                                      ------         ------
                                      $0.695         $1.945
                                      ======         ======

     The following disposition proceeds are included in the distributions listed above:

                                                                         Date                       Net
                                                                       Proceeds       Type of     Proceeds
           Complex Name(s)                                             Received     Disposition   Per Unit
           ---------------                                            ----------    ------------  --------
      (1) Quarter ended March 31, 2003:
           Walnut Hills                                                Dec 2002     Prepayment     $0.040
           Westbrook Apartments                                        Jan 2003     Assignment      0.120
           Fairlawn II (redemption of 7.5% debenture)                  Jan 2003     Assignment      0.060
      (2) Quarter ended June 30, 2003:
           Stonebridge Apartments                                      Mar 2003     Prepayment      0.075
           Magnolia Place Apartments                                   May 2003     Prepayment      0.020
           Willow Dayton                                               May 2003     Prepayment      0.070
      (3) Quarter ended September 30, 2003:
           Ashley Oaks Apartments                                      Jun 2003     Prepayment      0.040
      (4) Quarter ended March 31, 2002:
           The Gate House Apartments                                   Dec 2001     Prepayment      0.220
           Longleaf Lodge                                              Jan 2002     Prepayment      0.290
           Fox Run Apartments (redemption of 7.125% debenture)         Jan 2002     Assignment      0.090
           Interest on debentures related to mortgages on Summit
              Square Manor, Park Place, Park Hill Apts, Fairfax
              House, Woodland Villas, Country Club Terrace Apts,       Jan - Feb
              Dunhaven Apts and Nevada Hills Apts                        2002       Assignment      0.060
           Summit Square Manor (redemption of 7.125% debenture)        Jan 2002     Assignment      0.150
           Park Place (redemption of 7.125% debenture)                 Jan 2002     Assignment      0.060
           Park Hill Apartments (redemption of 7.5% debenture)         Jan 2002     Assignment      0.140
           Fairfax House (redemption of 7.5% debenture)                Jan 2002     Assignment      0.170
           Woodland Villas (redemption of 7.125% debenture)            Jan 2002     Assignment      0.025
      (5) Quarter ended June 30, 2002:
           Garden Court Apartments                                     Apr 2002     Prepayment      0.090
      (6) Quarter ended September 30, 2002:
           Interest on debenture related to mortgage on Fairlawn II    Jul 2002     Assignment      0.010
           Country Club Terrace Apartments                             Jul 2002     Assignment      0.120
           Nevada Hills Apartments                                     Jul 2002     Assignment      0.090
           Dunhaven Apartments                                         Jul 2002     Assignment      0.070


     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. See also the discussion of the redemption of debentures in January 2004 in Note
5. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.







7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                     For the                  For the
                                                                               three months ended        nine months ended
                                                                                  September 30,            September 30,
      Name of Recipient                Capacity in Which Served/Item            2003        2002         2003        2002
      -----------------                -----------------------------            -----       -----        -----       ----
CRIIMI, Inc. (1)                       General Partner/Distribution           $ 63,729   $ 200,990    $ 340,703   $ 953,477

AIM Acquisition Partners, L.P.(2)      Advisor/Asset Management Fee            148,703     189,662      469,277     571,168

                                       Affiliate of General Partner/Expense
CRIIMI MAE Management, Inc.(3)         Reimbursement                            14,831       9,763       45,801      39,697


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $43,823 and $138,300 for the three and nine months ended September 30, 2003, respectively, and $55,896 and $168,344 for the three and nine months ended September 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

Mortgage Investments
--------------------

     As of September 30, 2003, the Partnership had invested in 19 Insured Mortgages and five debentures with an aggregate amortized cost of approximately $61.6 million, an aggregate face value of approximately $61.8 million and an aggregate fair value of approximately $63.3 million. During the third quarter of 2003, three mortgages were approved for assignment to HUD as discussed in "Results of Operations."

     The Partnership's five debentures, with an aggregate face value of approximately $11.1 million have been called for redemption by HUD on January 1, 2004. Four of the debentures, with an aggregate face value of $10.3 million, were issued in exchange for mortgages that were held jointly by AIM 84 and AIM 85, therefore 50% of the debenture proceeds are due to AIM 84.

     As of November 1, 2003, all of the Insured Mortgages are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased by approximately $222,000 for the three months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in gains on mortgage dispositions partially offset by a decrease in mortgage investment income. Net earnings decreased by approximately $896,000 for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in mortgage investment income partially offset by an increase in gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $394,000 and $1.0 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 14 mortgage dispositions with an aggregate principal balance of approximately $14.6 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since September 2002.

     Interest and other income increased by approximately $43,000 for the three months ended September 30, 2003, primarily due to an increase in debenture interest from debentures received in the third quarter 2003, as discussed below. Interest and other income decreased by approximately $88,000 for the nine months ended September 30, 2003, as compared to the corresponding periods in 2002, primarily due to a decrease in debenture interest and due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $41,000 and $102,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $8,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to an increase in legal and audit fees related to the Partnership's Corporate Governance.

     Gains on mortgage dispositions increased by approximately $541,000 and $109,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. During the three months ended September 30, 2003, the Partnership recognized gains of approximately $627,000 from the assignment of three mortgages. During the first six months of 2003, the Partnership recognized gains of approximately $289,000 from the prepayment of four mortgages and gains of approximately $457,000 from the assignment of three mortgages. During the three months ended September 30, 2002, the Partnership recognized a gain of approximately $95,000 from the assignment of one mortgage, which was partially offset by a loss of approximately $8,000 recognized on the prepayment of one mortgage. During the first six months of 2002, the Partnership recognized gains of approximately $681,000 from the prepayment of two mortgages and gains of approximately $497,000 from the assignment of three mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi- annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. See also the discussion of the redemption of debentures in January 2004 in "Mortgage Investments." Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the

Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $1.8 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in the receipt of interest previously accrued on mortgages awaiting assignment from HUD under the
Section 221 program and a reduction in mortgage investment income.

     Net cash provided by investing activities decreased by approximately $16.4 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from mortgage prepayments, mortgage assignments and redemption of debentures. These decreases were partially offset by debenture proceeds paid to an affiliate in 2002.

     Net cash used in  financing  activities  decreased  by  approximately  $3.9 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, due to a decrease in the amount of distributions paid to partners in the first nine months of 2003 compared to the same period in 2002.


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of September 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit No.                        Purpose
              -----------                        -------

                  31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                  31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).


(b) Reports on Form 8-K

              Date
              ----

              July 23, 2003           To report a press release issued on
                                      July 22, 2003 announcing the July 2003
                                      distribution to the Partnership's
                                      Unitholders.

              August 14, 2003         To report a press release issued on
                                      August 13, 2003 announcing the
                                      Partnership's second quarter financial
                                      results.

              August 20, 2003         To report a press release issued on
                                      August 20, 2003 announcing the August 2003 distribution to the Partnership's
                                      Unitholders.

              September 24, 2003      To report a press release issued on
                                      September 19, 2003 announcing the
                                      September 2003 distribution to the
                                      Partnership's Unitholders.

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

                                   AMERICAN INSURED MORTGAGE
                                   INVESTORS L.P. - SERIES 85
                                   (Registrant)

                                   By:     CRIIMI, Inc.
                                           General Partner


November 13 , 2003                 /s/ Cynthia O. Azzara
------------------                 ----------------------------------------
DATE                               Cynthia O. Azzara
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer (Principal Accounting Officer)