Form 10-K
period 2003-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2004-03-19
CIK 753281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-11059

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

(Exact name of registrant as specified in its charter)

California	13-3257662
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike Rockville, Maryland 20852 (301) 816-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Units of Limited Partnership Interest	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☐       No   ☒

As of December 31, 2003, 12,079,514 depositary units of limited partnership interest were outstanding.  The aggregate market value of such units held by non-affiliates of the Registrant, based on the last reported sale price on June 30, 2003, was $64,724,755.

Documents incorporated by Reference

None

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS

FORWARD-LOOKING STATEMENTS.  When used in this Annual Report on Form 10-K, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will,” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially.  Accordingly, the following information contains or may contain forward-looking statements:  (1) information included in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission (“SEC”) including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans.  Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof.  The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business

American Insured Mortgage Investors - Series 85, L.P. (the “Partnership”) was formed pursuant to a limited partnership agreement (“Partnership Agreement”) under the Uniform Limited Partnership Act of the state of California on June 26, 1984.  The Partnership’s business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of principal and interest on such mortgage investments, including debentures issued by the United States Department of Housing and Urban Development (“HUD”) in exchange for such mortgages, to the holders of its depository units of limited partnership interests (“Unitholders”).  During the period from March 8, 1985 (the initial closing date of the Partnership’s public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest (“Units”) raised a total of $241,587,780 in gross proceeds.  In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.

CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. (“CRIIMI MAE”), acts as the General Partner (the “General Partner”) for the Partnership and holds a partnership interest of 3.9%.  The General Partner provides management and administrative services on behalf of the Partnership.  AIM Acquisition Partners L.P. serves as the advisor (the “Advisor”) to the Partnership.  The general partner of the Advisor is AIM Acquisition Corporation (“AIM Acquisition”) and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control.  AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the “Advisory Agreements”), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership’s portfolio of mortgages and the disposition of the Partnership’s mortgages.  Such services are subject to the review and ultimate authority of the General Partner.  However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the “Consent Rights”).  The Advisor is permitted to and has delegated the performance of services to CRIIMI MAE Services Limited Partnership (“CMSLP”), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the “Sub-Advisory Agreement”).  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.  The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services.  Furthermore, the Advisor has retained its Consent Rights.

The General Partner also served as the General Partner for American Insured Mortgage Investors (“AIM 84”), American Insured Mortgage Investors L.P. – Series 86 (“AIM 86”) and American Insured Mortgage Investors L.P. – Series 88 (“AIM 88”).  The Partnership, AIM 84, AIM 86 and AIM 88 are collectively referred to as the “AIM Limited Partnerships.”  AIM 84, AIM 86 and AIM 88 were liquidated and dissolved in February 2004.

Prior to December 1993, the Partnership was engaged in the business of originating government insured mortgage loans (“Originated Insured Mortgages”) and acquiring government insured mortgage loans (“Acquired Insured Mortgages” and, together with Originated Insured Mortgages, referred to herein as “Insured Mortgages”).  In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the “National Housing Act”).  The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless terminated earlier under the provisions thereof.  The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

Additional information concerning the business of the Partnership is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6, 7 and 8 of the Notes to Financial Statements (included in Item 8 hereof).  See also Schedule IV-Mortgage Loans on Real Estate for the table of the Partnership’s Insured Mortgages as of December 31, 2003.

Employees and Management of the Partnership

The Partnership has no employees.  The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above.  An affiliate of the General Partner, CRIIMI MAE Management, Inc. provides personnel and administrative services to the Partnership on behalf of the General Partner.  The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis pursuant to the terms of the Partnership Agreement.

The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the “Advisory Fee”), is equal to 0.95% of the Partnership’s Total Invested Assets (as defined in the Partnership Agreement, “Total Invested Assets,” generally means the aggregate original face value of the Partnership’s current mortgage investments.)  The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the “Sub-Advisory Fee”) of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee.  The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP.  Additional information concerning these fees is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 of the Notes to Financial Statements (included in Item 8 hereof).

Competition

The Partnership may elect to dispose of its mortgage investments through a sale to third parties subject to the consent of the Advisor.  In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates.  Some of these entities may have substantially greater capital resources and experience in disposing of mortgages investments than the Partnership.

CRIIMI MAE and its affiliates also may serve as general partners or managers of real estate limited partnerships, real estate investment trusts or other similar entities in the future.  The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE and/or other entities managed by CRIIMI MAE or its affiliates, or the Advisor or its affiliates, are attempting to dispose of mortgages.  As a result of market conditions that could have the effect of limiting the number of mortgage dispositions or adversely affecting the proceeds received from such dispositions, CMSLP, the General Partner and the Advisor and their affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of and at which price.  CMSLP, the General Partner and the Advisor, however, are required to exercise their fiduciary duties of good faith, care and loyalty when evaluating the appropriate action to be taken when faced with such conflicts.

The General Partner maintains a website for the Partnership at www.americaninsuredmortgage.com. Select AIM 85 to view the Partnership’s annual reports, quarterly reports and dividend history.  Select the AMEX button to access current and historical stock price data for the Partnership.  Any other information may be obtained by writing to the General Partner in care of the Partnership at CRIIMI, Inc., 11200 Rockville, 4th Floor, Rockville, MD  20852 or email aimfunds@criimi.com.

ITEM 2.     PROPERTIES

The Partnership does not own any properties.  Generally, the mortgages underlying the Partnership’s mortgage investments are non-recourse first liens on multifamily residential developments or retirement homes.

ITEM 3.     LEGAL PROCEEDINGS

There are no material legal proceedings to which the Partnership is a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s Unitholders during the fourth quarter of 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions

The depository units of Limited Partnership interests (“Limited Partnership Units”) are listed for trading on the American Stock Exchange (“AMEX”) under the trading symbol of “AII.”  The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2003 and 2002 were as follows:

Quarter Ended			Amount of Distribution Per Unit
	2003
	High	Low
March 31	$5.90	$5.43	$0.310
June 30	5.50	5.36	0.255
September 30	5.50	4.86	0.130
December 31	4.95	4.58	0.200
			$0.895

Quarter Ended			Amount of Distribution Per Unit
	2002
	High	Low
March 31	$8.00	$6.38	$1.325
June 30	6.63	6.30	0.210
September 30	6.67	6.06	0.410
December 31	6.43	5.77	0.810
			$2.755

Detailed information regarding quarterly distributions is contained in Note 9 of the Notes to Financial Statements (included in Item 8 hereof.)

There are no material legal restrictions upon the Partnership’s present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses.  As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended.  A final distribution to Unitholders will be based on the Partnership’s remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners’equity in the Partnership’s financial statements.

As of December 31, 2003, there were approximately 10,850 Unitholders.

The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance.

ITEM 6.        SELECTED FINANCIAL DATA

(Dollars in thousands, except per Unit amounts)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999

Income	$5,080	$6,443	$8,526	$9,979	$12,230

Net gains on mortgage dispositions	1,498	1,851	1,785	428	857
Net earnings	5,573	7,138	8,969	8,866	11,225
Net earnings per Limited Partnership Unit - Basic (1)	$0.44	$0.57	$0.71	$0.71	$0.89

Distributions per Limited Partnership Unit (1)(2)	$0.895	$2.755	$1.91	$1.61	$3.09

	As of December 31,
	2003	2002	2001	2000	1999

Total assets	$69,048	$78,238	$98,070	$118,621	$143,470
Partners’ equity	61,142	67,940	94,828	110,982	120,445

(1)     Calculated based upon the weighted average number of Limited Partnership Units outstanding.

(2)     Includes distributions due the Unitholders for the Partnership’s fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999 which were partially paid subsequent to year end.  See Notes 8 and 9 of the Notes to Financial Statements.

The selected income statement data presented above for the years ended December 31, 2003, 2002, 2001, and the selected balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by, reference to the Partnership’s financial statements, which are included elsewhere in this Annual Report on Form 10-K.  The selected income statement data for the years ended December 31, 2000 and 1999, and the selected balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included as part of this Annual Report on Form 10-K.  This data should be read in conjunction with the financial statements and the notes thereto.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Partnership’s business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of principal and interest on such mortgage investments, including debentures issued by the United States Department of Housing and Urban Development (“HUD”) in exchange for such mortgages, to the holders of its depository units of limited partnership interests (“Unitholders”).  CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. (“CRIIMI MAE”), acts as the General Partner (the “General Partner”) for the Partnership and holds a partnership interest of 3.9%.  The Partnership’s primary source of revenue and cash is mortgage interest income from its Insured Mortgages.

As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Mortgage Investments

As of December 31, 2003, the Partnership had invested in 15 Insured Mortgages and five debentures, with an aggregate amortized cost of approximately $51.5 million, a face value of approximately $51.6 million and a fair value of approximately $52.4 million, as discussed below.  In February 2004, the Partnership sold two Insured Mortgages, which had an aggregate face value of approximately $10.7 million as of December 31, 2003, as discussed below.

The Partnership’s investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to the Federal Housing Administration Programs (“FHA”) programs (“FHA-Insured Certificates”), mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) (“GNMA Mortgage-Backed Securities”) and FHA-insured mortgage loans (“FHA-Insured Loans”). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

The following is a discussion of the types of the Partnership’s mortgage investments:

GNMA Mortgage-Backed Securities and FHA-Insured Certificates

Listed below is the Partnership’s aggregate investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates:

	December 31,
	2003	2002

Acquired Mortgages:
Number of
GNMA Mortgage-Backed Securities (7)	1	2
FHA-Insured Certificates (1) through (6), (8) and (9)	9	17
Amortized Cost	$19,053,403	$32,449,759
Face Value	19,122,101	33,076,449
Fair Value	19,398,501	33,849,089

Originated Mortgages:
Number of
GNMA Mortgage-Backed Securities	1	1
FHA-Insured Certificates	1	1
Amortized Cost	$15,803,978	$15,974,329
Face Value	15,803,977	15,974,328
Fair Value	15,897,752	15,986,295

Listed below is a summary of Insured Mortgage prepayments during 2003:

(Dollars in thousands, except per unit amounts)

Complex Name	Net Proceeds	Date Proceeds Received	Gain/ (Loss)	Dist./ Unit	Declaration Date	Distribution Payment Date
(1) Stonebridge Apartments	$950	Mar 2003	$93	$0.075	Apr 2003	Aug 2003
(2) Willow Dayton	929	May 2003	107	0.070	Jun 2003	Aug 2003
(3) Magnolia Place Apartments	295	May 2003	29	0.020	Jun 2003	Aug 2003
(4) Ashley Oaks Apartments	525	Jun 2003	60	0.040	Jul 2003	Nov 2003
(5) Rainbow Terrace Apartments	296	Nov 2003	34	0.020	Dec 2003	Feb 2004
(6) Village Knoll Apartments	967	Nov 2003	92	0.080	Dec 2003	Feb 2004
(7) Stone Hedge Village Apartments	1,694	Dec 2003	(11)	0.135	Jan 2004	May 2004
(8) Pleasant View Nursing Home	7,163	Dec 2003	9	0.570	Jan 2004	May 2004

(9)                                  In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House.  Since the mortgage on The Executive House was beneficially owned 70.39% by the Partnership and the remainder by unrelated third parties, the debenture was held by an unrelated third party and the face amount due to the Partnership was included in Receivables and other assets on the Partnership’s balance sheet at December 31, 2003.  See further discussion in “Investments in debentures and due to affiliate.”

As of March 1, 2004, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

FHA-Insured Loans

Listed below is the Partnership’s aggregate investment in FHA-Insured Loans:

	December 31,
	2003	2002

Acquired Loans:
Number of Loans (1) through (6)	1	6
Amortized Cost	$1,436,670	$7,176,274
Face Value	1,701,956	8,519,762
Fair Value	1,705,241	8,513,052

Originated Loans:
Number of Loans (7)	2	2
Amortized Cost	$9,191,407	$9,311,907
Face Value	8,950,266	9,059,734
Fair Value	9,586,924	9,470,182

(1)   In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments.  The servicer of this mortgage filed a Notice of Election to Assign in November 2002 as a result of principal and interest payments being over 60 days delinquent.  The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003.  The remaining net amount of approximately $165,000 (representing 9% of the net unpaid principal balance, plus accrued interest) was received in October 2003.  The Partnership recognized a gain of approximately $228,000 for the year ended December 31, 2003.  A distribution of approximately $0.12 per Unit related to the 90% of this mortgage was declared in February 2003 and paid to Unitholders in May 2003.  A distribution of approximately $0.015 per Unit related to the 9% of this mortgage was declared in November 2003 and paid to Unitholders in February 2004.

(2)   In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture, with a face value of approximately $1.8 million, in exchange for the mortgage on Baypoint Shoreline Apartments.  Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face was due to AIM 84.  See further discussion in below in “Investment in debentures and due to affiliate.”

(3)   In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments.  Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face was due to AIM 84.  See further discussion in below in “Investment in debentures and due to affiliate.”

(4)   In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $4.8 million, in exchange for the mortgage on Brougham Estates II.  Since the mortgage on Brougham Estates II was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $2.4 million of the debenture face was due to AIM 84.  See further discussion in below in “Investment in debentures and due to affiliate.”

(5)   In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $1.2 million, in exchange for the mortgage on Town Park Apartments.  Since the mortgage on Town Park Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $589,000 of the debenture face was due to AIM 84.  See further discussion in below in “Investment in debentures and due to affiliate.”

(6)   In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments.  Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.7 million of the debenture face was due to AIM 84.  See further discussion in below in Investment “Investment in debentures and due to affiliate.”

(7)   In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the advisor.  The Partnership received aggregate net proceeds of approximately $9.6 million and expects to recognized aggregate gains of approximately $387,000 in 2004.  The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and is expected to be paid to Unitholders in May 2004.

As of March 1, 2004, the Partnership has disposed of all of its investments in fully insured FHA-Insured Loans.

In addition to base interest payments under FHA Insured Loans that were Originated Insured Mortgages, the Partnership was entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as “Participations.”)  During the years ended December 31, 2003, 2002 and 2001, the Partnership received $0, $8,396, and $53,424, respectively, from the Participations.  These amounts are included in mortgage investment income on the Statements of Income and Comprehensive Income in Item 8 of this Annual Report on Form 10-K.

Investments in debentures and due to affiliate

The Partnership as the mortgagee had the right to assign mortgages to the United States Department of Housing and Urban Development (“HUD”) under the Section 221(g)(4) program of the National Housing Act (the “Section 221 Program”) at the expiration of 20 years from the date of final endorsement (“Anniversary Date”).  The Partnership as the mortgagee could exercise its option to put a mortgage to HUD during the one year period subsequent to the Anniversary Date.  This assignment procedure was applicable to an Insured Mortgage which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983.  A mortgagee electing to assign an Insured Mortgage to HUD received, in exchange therefore, a debenture.  As of December 31, 2003, the Partnership no longer holds mortgage investments eligible for assignment to HUD under the Section 221 program.

In January 2003, HUD redeemed a 7.5% debenture with a face amount of approximately $758,000, issued in July 2002 in exchange for the mortgage on Fairlawn II.  A distribution of approximately $0.06 per Unit related to the debenture proceeds was declared in February 2003 and was paid to Unitholders in May 2003.  The accrued interest of approximately $28,000 related to this debenture was also received in January 2003 and was distributed through regular cash flow distributions.  This amount was included in Receivables and Other Assets on the Partnership’s balance sheet at December 31, 2002.

Listed below are debentures issued to the Partnership by HUD in exchange for mortgages assigned to HUD under the Section 221 program as of December 31, 2003.  As indicated in the table below, these debentures were redeemed by HUD in January 2004.  The Partnership received aggregate proceeds of approximately $10.6 million, which included the face value of the debentures, plus accrued interest.  A distribution of approximately $0.42 per Unit was declared in January 2004 and is expected to be paid to Unitholders in May 2004.  The application date was the date the servicer of the respective mortgage filed an application for insurance benefits under the Section 221 Program.  The receipt date was the date the Partnership received the debenture and reported a gain related to the assignment of the respective mortgage.  The debentures paid interest semi-annually on January 1 and July 1.  Since the mortgages listed were beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $5.3 million of the proceeds were transferred to AIM 84 and was included in Due to affiliate on the Partnership’s balance sheet at December 31, 2003.

(Dollars in thousands)

Debenture for mortgage on:	Redemption Date	Interest Rate	Face Value	Due to Affiliate	Amount Due to the Partnership	Application Date	Receipt Date	Gain on Assignment Of mortgage
Baypoint Shoreline Apartments	01/01/2004	6.375%	$1,813	$906	$906	Jun-02	Feb-03	$131

College Green Apartments	01/01/2004	5.750%	2,571	1,286	1,286	Feb-03	Jul-03	192

Brougham Estates II	01/01/2004	5.750%	4,774	2,387	2,387	Feb-03	Aug-03	349

Town Park Apartments	01/01/2004	5.750%	1,178	589	589	Feb-03	Aug-03	87

Total debentures			$10,336	$5,168	$5,168			$759

In May 2003, HUD issued assignment proceeds to a third party beneficiary, in the form of a 6.375% debenture in exchange for the mortgage on The Executive House.  The mortgage on The

Executive House was put to HUD under the Section 221 Program by the servicer in April 2002.  In January 2004, the debenture was redeemed by HUD and the Partnership received proceeds of approximately $836,000 which included the Partnership’s portion of the face value of the debenture, plus accrued interest.  A distribution of approximately $0.065 per Unit was declared in February 2004 and is expected to be paid to Unitholders in May 2004.  The Partnership recognized a gain of approximately $97,000 during the year ended December 31, 2003.  Since the Partnership only owned 70.39% of the FHA insured certificate secured by the mortgage on The Executive House and the remainder was held by unrelated third parties, the debenture was held by an unrelated third party and the face amount of approximately $811,000 due to the Partnership was included in Receivables and other assets on the Partnership’s balance sheet as of December 31, 2003.

In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments.  In April 2003, the servicer of this mortgage filed an application to put this mortgage to HUD under the Section 221 Program.  The face value of the debenture was approximately $3.5 million and pays interest semi-annually on January 1 and July 1.  The Partnership expects to recognize a gain of approximately $246,000 in the first quarter of 2004 related to this assignment.  This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84.  In February 2004, the Partnership, with the consent of the advisor, sold AIM 84’s 50% interest in this debenture and subsequently transferred the cash proceeds of approximately $1.8 million to AIM 84.  The amortized cost of this mortgage, of approximately $1.4 million, was included in Investment in FHA-Insured Loans on the Partnership’s balance sheet as of December 31, 2003.

Results of Operations

2003 compared to 2002

Net earnings decreased by approximately $1.6 million for 2003 as compared to 2002, primarily due to an approximate $1.3 million decrease in mortgage investment income resulting from the reduction in the mortgage base.  The mortgage base decreased as a result of 14 mortgage dispositions with an aggregate principal balance of approximately $19 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since December 2002.  See further discussion above in “GNMA Mortgage-Backed Securities and FHA-Insured Certificates” and “FHA-Insured Loans” for more information on the mortgage dispositions.

Interest and other income decreased by approximately $41,000 for 2003 as compared to 2002, primarily due to the timing and amount of the investment of mortgage proceeds prior to the distribution to Unitholders.

Asset management fees decreased by approximately $133,000 for 2003 as compared to 2002, primarily due to the reduction in the mortgage base discussed above.

General and administrative expenses decreased by approximately $18,000 for 2003 as compared to 2002, primarily due to the decrease in the mortgage base.

Gains on mortgage dispositions decreased by approximately $351,000 for 2003 as compared to 2002.  Gains were recognized on seven mortgage prepayments and six mortgage assignments in 2003, as discussed above, compared to gains recognized on six mortgage prepayments and four mortgage assignments in 2002.  A loss was recognized on one mortgage prepayment in 2003, as discussed above.  A loss was recognized on one mortgage prepayment in 2002.

2002 compared to 2001

Net earnings decreased by approximately $1.8 million for 2002 as compared to 2001, primarily due to an approximate $1.8 million decrease in mortgage investment income resulting from the reduction in the mortgage base.  The mortgage base decreased as a result of 11 mortgage dispositions with an aggregate principal balance of approximately $18 million, representing an approximate 20% decrease in the aggregate principal balance of the total mortgage portfolio from December 2001.

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

Liquidity and Capital Resources

The Partnership’s operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership’s principal sources of cash flows, and were sufficient for the years ended December 31, 2003, 2002 and 2001 to meet operating expense requirements.  The Partnership anticipates its cash flows will be sufficient to meet operating expense requirements for 2004.

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses.  As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended.  A final distribution to Unitholders will be based on the Partnership’s remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners’equity in the Partnership’s financial statements.

Since the Partnership is obligated to distribute the proceeds of mortgage prepayments, sales and insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership’s portfolio will continue to decrease.  The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Contractual Obligations

The following is a summary of the Partnership’s contractual obligations as of December 31, 2003:

(Dollars in thousands)

	Payments due by period
	Total	2004	2005-2006	2007-2008	Thereafter

Asset Management Fee (1)	$2,724	$454	$908	$908	$454

(1)   The Asset Management Fee declines as the mortgage base declines.

Cash flow - 2003 compared to 2002

Net cash provided by operating activities decreased by approximately $2.0 million in 2003 compared to 2002 primarily due to a decrease in the receipt of interest previously accrued on mortgages awaiting assignment from HUD under the Section 221 program and a reduction in mortgage investment income.

Net cash provided by investing activities decreased by approximately $10.6 million in 2003 compared to 2002, primarily due to decreases in net proceeds received from mortgage assignments, mortgage prepayments and redemption of debentures.

Net cash used in financing activities decreased by approximately $7.4 million in 2003 compared to 2002 due to a reduction in the amount of distributions paid to partners in 2003 compared to 2002.  The decrease in distributions is the result of lower proceeds from mortgage assignments and prepayments in 2003, as discussed above.

Cash flow - 2002 compared to 2001

Net cash provided by operating activities decreased by approximately $718,000 in 2002 compared to 2001, primarily due to lower mortgage investment income resulting from a reduction in the mortgage base, partially offset by a decrease in receivables and other assets.  The decrease in receivables and other assets is primarily due to the receipt of principal and interest previously accrued on the mortgages awaiting assignment from HUD under the Section 221 Program during 2002.

Net cash provided by investing activities increased by approximately $6.0 million in 2002 compared to 2001.  This increase is primarily due to an increase in proceeds received from mortgage assignments and the net proceeds from the debentures, partially offset by a decrease in proceeds received from the prepayment of mortgages.

Net cash used in financing activities decreased by approximately $2.1 million in 2002 compared to 2001 due to a reduction in the amount of distributions paid to partners in 2002 compared to 2001.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  The Partnership continually evaluates the estimates used to prepare the financial statements, and updates those estimates as necessary.  In general, management’s estimates are based on historical experience, on information from third parties, and other various assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ materially from those estimates.

Management considers an accounting estimate to be critical if:

•    it requires assumptions to be made that were uncertain at the time the estimate was made; and

•    changes in the estimate or different estimates that could have been selected could have a material impact on the Partnership’s results of operations or financial condition.

The Partnership’s critical accounting estimates include the determination of fair values for Insured Mortgages:

•    Fair Value of Insured Mortgages – The Partnership estimates the fair value of its Insured Mortgages internally.  The Partnership uses a discounted cash flow methodology to estimate the fair value.  This requires the Partnership to make certain estimates regarding discount rates and expected prepayments.  The cash flows were discounted using a discount rate that, in the Partnership’s view, was commensurate with the market’s perception of risk and value.  The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and (iii) recent transactions.  Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership’s insured mortgages.  Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership’s insured mortgages.  The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages.  In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties.  In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured Mortgages will decrease.  If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s principal market risk is exposure to changes in interest rates in the U.S. Treasury market.  The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership’s Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates.  There would not be a material change in the fair value of the Partnership’s Insured Mortgages if the Partnership assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of December 31, 2003 since the mortgages are generally pre-payable and have weighted average lives of less than one year.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 24.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 8, 2002, the Board of Directors of the General Partner of the Partnership dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Partnership’s independent auditors.  Arthur Andersen had served as the Partnership’s independent accountants since 1991.

Arthur Andersen’s reports on the Partnership’s financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During each of the Partnership’s two most recent fiscal years and through the date of Arthur Andersen’s dismissal, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership’s financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Partnership has provided Arthur Andersen with a copy of the foregoing disclosure.  The Partnership requested Arthur Andersen to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements.  A copy of that letter dated May 9, 2002 was filed as Exhibit 16 to the Form 8-K filed with the SEC by the Partnership on May 10, 2002.

On June 5, 2002, the General Partner of the Partnership appointed Ernst & Young LLP to audit the Partnership’s financial statements for the year ending December 31, 2002.  During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 5, 2002, neither the Partnership nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements or any other matters or reportable events listed in Items 304(a)(2)(1) and (11) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s principal executive officer and the principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the General Partner’s principal executive officer and principal financial officer concluded that as of December 31, 2003, which is the end of the period covered by the Annual Report on Form 10-K, the General Partner’s disclosure controls and procedures are effective.

There have been no significant changes in the General Partner’s internal controls over financial reporting in the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The General Partner is also the general partner of AIM 84, AIM 86 and AIM 88 limited partnerships, which, prior to their dissolution in February 2004, had investment objectives similar to those of the Partnership.

The Board of Directors of the General Partner has established an Audit Committee and has affirmatively determined that such Audit Committee consists of independent directors (as defined in Section 121A of the AMEX Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.)  The Audit Committee is currently comprised of Authur N. Haut, Robert J. Merrick and Robert E. Woods, each of whom is an audit committee financial expert as defined in the SEC rules.  The Audit Committee of the General Partner has appointed Ernst & Young LLP as the Partnership’s independent public accountants of the Partnership for the fiscal year ending December 31, 2004, such appointment to continue at the discretion of the Audit Committee.  The charter of the Audit Committee of the General Partner is available upon request by writing to the General Partner at 11200 Rockville Pike, 4th Floor, Rockville, MD 20852.  The Audit Committee met 7 times and acted by unanimous consent zero times.

The General Partner adopted a Code of Business Conduct and Ethics that applies to the Partnership’s principal executive officer and principal financial and accounting officer.  A copy of the Code of Business Conduct and Ethics is available upon request by writing to the General Partner at 11200 Rockville Pike, 4th Floor, Rockville, MD 20852.  Any waivers of the Code of Business Conduct and Ethics by the Board of Directors of the General Partner will be disclosed in an SEC Form 8-K filed within five days.

All directors of the General Partner are elected annually by CRIIMI MAE.  All executive officers of the General Partner serve at the discretion of the Board of Directors of the General Partner.  There are no family relationships among any directors or executive officers of the General Partner.

The following table sets forth information concerning the executive officers and the directors of the General Partner as of March 1, 2004:

Name	Age	Position

Barry S. Blattman	41	Chairman of the Board of Directors and Chief Executive Officer

Mark R. Jarrell	43	President and Chief Operating Officer and a Director

Cynthia O. Azzara	44	Executive Vice President, Chief Financial Officer and Treasurer

Stephen M. Abelman	42	Executive Vice President, Asset Management

Daniel P. Warcholak	43	Senior Vice President, Fixed Income Capital Markets

Arthur N. Haut	68	Director

Robert J. Merrick	58	Director

Robert E. Woods	56	Director

Barry S. Blattman has been Chairman of the Board of Directors and Chief Executive Officer of the General Partner since January 23, 2003.  From January 23, 2003 until September 15, 2003, he served as President of the General Partner.  Mr. Blattman has been the Managing Partner of Brascan Real Estate Financial Partners LLC since 2002.  From 1996 through December 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch, where he oversaw the real-estate debt group which was responsible for United States and Canadian conduit loan programs, large-loan originations, syndicated lending, mezzanine lending, third-party portfolio financing and securitizations, unsecured bond and preferred equity issuances, and rating agency advisory services.  Mr. Blattman received a Master of Business Administration degree from New York University and Bachelor of Arts degree from the University of Michigan.

Mark R. Jarrell has been President and Chief Operating Officer of the General Partner since September 15, 2003.  Mr. Jarrell served as a director of CRIIMI MAE from January 23, 2003 to August 13, 2003.  From April 2002 to August 2003, Mr. Jarrell served as Senior Vice President and head of the Debt Group at The Community Development Trust, Inc. (“CDT”), a private hybrid REIT focused on debt and equity investments in projects that support affordable housing and community development. As head of the Debt Group at CDT, he was responsible for all debt origination, underwriting and capital markets activities and was a member of the REIT’s Management Committee. Prior to joining CDT, Mr. Jarrell spent fifteen years in the commercial mortgage-backed securities (CMBS) industry at a number of Wall Street firms. From 1997 to 2002, he was a Senior Vice President at Greenwich Capital Markets, Inc., where he headed that firm’s conduit loan production and securitization effort. Mr. Jarrell received his Bachelor of Arts degree in Urban Studies (summa cum laude) from Columbia College and Master of Public Affairs degree from the Woodrow Wilson School at Princeton University.

Cynthia O. Azzara has been Executive Vice President of the General Partner since September 2003, Chief Financial Officer of the General Partner since 1994, and Treasurer of the General Partner since 1997. She was a Senior Vice President of the General Partner from 1995 to September 2003. Ms. Azzara is responsible for accounting, financial and treasury matters of the General Partner.  Prior to 1994, she held various senior positions overseeing the accounting and financial functions for numerous public companies that invested, directly or indirectly, in commercial and multi-family mortgage assets. Ms. Azzara has over 15 years of experience in accounting, corporate finance and regulatory matters.  Ms. Azzara is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University, Magna Cum Laude.

Stephen M. Abelman has been Executive Vice President, Asset Management of the General Partner since October 2003.  Mr. Abelman is responsible for all asset management functions, including surveillance, loan management and special servicing. From 1993 to 2003, Mr. Abelman served with Archon Group, a wholly-owned subsidiary of Goldman Sachs, most recently as Vice President responsible for the asset management of real estate, real estate debt, and mezzanine and preferred equity investments owned by Goldman and its Whitehall Street Funds. Mr. Abelman was also responsible for asset and portfolio projections and performance, including investments in mortgage-backed securities and real estate. From 1997 to 2001, he managed Archon’s $1 billion-plus northeast portfolio, comprised primarily of real estate and non-performing loans from Washington, D.C. through New England.  Mr. Abelman received a Bachelor of Science in Business Administration from Boston University and a Master of Business Administration from Rice University.

Daniel P. Warcholak has been Senior Vice President, Fixed Income Capital Markets of the General Partner since September 2003. He is responsible for structured finance, corporate finance transaction analytics, securities trading, and derivatives based interest rate risk management. Joining the General Partner in 1998, he has held the positions of Group Vice President and Vice President, focusing on financial restructuring and transaction analytics.  From 1995 to 1998, he held various positions in financial services, software, and systems consulting, most recently with KPMG Peat Marwick. From 1988 to 1995, Mr. Warcholak was Vice President with JHM Financial Services Corp and JHM Capital Management, a portfolio investment management firm which specializes in mortgage-backed securities. Mr. Warcholak holds a Bachelor of Science degree from Drexel University, is a Certified Public Accountant, and is currently a Level III Candidate in the CFA Program.

Arthur N. Haut was elected as a director of the General Partner at the General 2003 Annual Shareholders’ Meeting held on June 6, 2003.  Since 1999,  Mr. Haut has served as director of Business Valuation Services in Centerprise Advisors Litigation and Valuation Support Group (“Centerprise”) where he is responsible for the valuation of minority and controlling interests for purposes of estate and financial planning, purchase or sale of a business and employee stock ownership plans.  He also provides assistance in structuring, planning and implementing business combinations.  From 1978 until he joined Centerprise, Mr. Haut operated his own business valuation firm.  Prior to 1978, Mr. Haut was a partner in the international accounting firm, Coopers and Lybrand.  Since 1975, Mr. Haut has taught various courses in accounting, federal income taxes and corporate financial reporting and valuation at the Yale School of Management, Yale Law School and Yale College.

Robert J. Merrick has served as Director of the General Partner since 1997.  Since February 1998, Mr. Merrick has served as the Chief Credit Officer and Director of MCG Capital Corporation where he is responsible for approval of all of MCG’s loans and investments.  From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company (“Signet”).  While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, and the Management Committee.  Mr. Merrick currently serves as a director of the Bank of Richmond.

Robert E. Woods has served as Director of the General Partner since 1998.  He is currently the Managing Director and Head of Debt Syndicate at Societe Generale in New York where he is responsible for structuring, underwriting and distribution of private and public debt in North and South America, and Vice Chairman of the Debt Screening Committee.  He has served in that position since 1997.  From 1991 to 1997, Mr. Woods was Managing Director and Head of the Real Estate Capital Markets and Mortgage-Backed Securities division of Citicorp where he was also a Senior Credit and Securities Officer.  From 1990 to 1991, he was Global Portfolio Manager of Citicorp’s Global Corporate Finance business.

Section 16(a) Beneficial Ownership Reporting Compliance – Section 16 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires each director and executive officer of the General Partner and each person who owns more than 10% of the Partnership’s Units to report to the SEC by a specified date, his, her or its beneficial ownership of, and certain transactions in the Partnership’s Units.  Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5’s were required for those persons, the Partnership believes that all directors, executive officers and beneficial owners of more than 10% of the Partnership’s Units have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2003.

ITEM 11.        EXECUTIVE COMPENSATION

The Partnership does not have any directors or executive officers.  The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs.  The CRIIMI MAE Management, Inc. an affiliate of the General Partner provides personnel and administrative services to the Partnership.  None of the directors or executive officers of the General Partner, however, received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries or other compensation.  The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of March 1, 2004, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

The following table sets forth certain information regarding the beneficial ownership of the Partnership’s Units as of March 1, 2004 by each person known by the Partnership to be the beneficial owner of more than 5% of its Units, each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership.  Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

Name	Amount and Nature of Units Beneficially Owned	Percentage of Units Outstanding

CRIIMI MAE Inc.	4,000	*

*      Less than 1%

There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership’s portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above.  The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the “Advisory Fee”), is equal to 0.95% of the Partnership’s Total Invested Assets (as defined in the Partnership Agreement.)  The Advisor pays CMSLP as sub-advisor, a fee of 0.28% (the “Sub-Advisory Fee”) of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee.  The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP.  Additional information concerning these fees is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 of the Notes to Financial Statements (included in Item 8 hereof.)

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides the amount of fees for professional services provided by the Partnership’s independent auditor, Ernst & Young LLP, in each of the last two years ended December 31, 2003 and 2002:

	2003	2002

Audit Fees	$59,110	$97,539	(1)
Tax Fees (2)	11,065	16,654
All Other Fees	—	—

(1)          Fees for audit services in 2002 do not include $5,000 paid to Arthur Andersen LLP in connection with the review of the Partnership’s quarterly report for the quarter ended March 31, 2002.

(2)          The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has approved Ernst & Young LLP to provide these services to the Partnership.

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q.  Tax fees included fees associated with tax compliance.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)       Financial Statements:

Description

Balance Sheets as of December 31, 2003 and 2002

Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Statements of Changes in Partners’ Equity for the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(a)(2) Financial Statement Schedules:

IV - Mortgage Loans on Real Estate

All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

(a)(3)  Exhibits:

4.0

Amended and Restated Certificates of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-11 (No. 2-93294) dated January 28, 1985 (such Registration Statement, as amended, is referred to herein as the “Registration Statement”).

4.1	Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 3 to the Registration Statement.

4.2

Amendment No. 1 to the Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 4(a) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1986.

4.3

Amendment No. 2 to the Second Amended and Restated Partnership Agreement is incorporated by reference to Exhibit 4(b) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1986.

4.4

Amendment No. 3 dated February 12, 1990, to the Second Amended and Restated Agreement of Limited Partnership of the Partnership incorporated by reference to Exhibit 4(c) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1989.

4.5

Amendment No. 4 dated September 4, 1991, to the Second Amended and Restated Agreement of Limited Partnership of the Partnership incorporated by reference to Exhibit 28(c), to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.1	Reinvestment Plan, incorporated by reference to the Prospectus contained in the Registration Statement.

10.2

Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(f) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992.

14.0	Code of Ethics (Filed herewith).

16.0

Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002, regarding the General Partner’s decision to change its certifying accountant, incorporated by reference to Exhibit 16 to the Partnership’s Form 8-K filed on May 10, 2002.

31.1	Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

31.2	Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Furnished herewith).

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Furnished herewith).

99.0

Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002, regarding the representation received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements, incorporated by reference to Exhibit 99.0 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)                                 Reports on Form 8-K filed during the last quarter of the fiscal year:

Date

October 23, 2003	To report a press release issued on October 22, 2003 announcing the October 2003 distribution to the Partnership’s Unitholders.

November 13, 2003	To report a press release issued on November 12, 2003 announcing the Partnership’s third quarter financial results.

November 18, 2003	To report a press release issued on November 18, 2003 announcing the November 2003 distribution to the Partnership’s Unitholders.

December 22, 2003	To report a press release issued on December 19, 2003 announcing the December 2003 distribution to the Partnership’s Unitholders.

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

AMERICAN INSURED MORTGAGE INVESTORS — SERIES 85, L.P. (Registrant)

	By:	CRIIMI, Inc.
General Partner

March 19, 2004	/s/ Barry S. Blattman
DATE		Barry S. Blattman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 19, 2004		/s/ Cynthia O. Azzara
DATE		Cynthia O. Azzara
Executive Vice President, Chief Financial Officer and Treasurer Principal Financial and Accounting Officer)

March 18, 2004		/s/ Mark R. Jarrell
DATE		Mark R. Jarrell
President and Chief Operating Officer and a Director

March 18, 2004		/s/ Arthur N. Haut
DATE		Arthur N. Haut
Director

March 18, 2004		/s/ Robert J. Merrick
DATE		Robert J. Merrick
Director

March 18, 2004		/s/ Robert E. Woods
DATE		Robert E. Woods
Director

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

Financial Statements

as of December 31, 2003 and 2002

and for the Years Ended

December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Partners

American Insured Mortgage Investors - Series 85, L.P.

We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 2003 and 2002 and the related statements of income and comprehensive income, changes in partners’ equity, and cash flows for the years then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  The financial statements of the Partnership as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 4, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
McLean, Virginia
March 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors - Series 85, L.P.:

We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the “Partnership”) as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, changes in partners’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999.  These financial statements and the schedule referred to below are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule IV-Mortgage Loans on Real Estate as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the basic financial statements.  The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Vienna, Virginia
March 4, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Partnership’s filing of its Annual Report on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K.  See exhibit 16.0 for further discussion.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS

Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, at fair value:
Acquired insured mortgages	$19,264,433	$33,849,089
Originated insured mortgages	15,882,997	15,986,295

	35,147,430	49,835,384
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
Acquired insured mortgages	1,436,670	7,176,274
Originated insured mortgages	9,191,407	9,311,907
	10,628,077	16,488,181

Investment in debentures, at fair value	10,335,670	—

Cash and cash equivalents	11,345,058	10,448,516

Receivables and other assets	1,592,192	1,465,453

Total assets	$69,048,427	$78,237,534

LIABILITIES AND PARTNERS’ EQUITY

Distributions payable	$2,513,947	$10,181,484

Accounts payable and accrued expenses	73,460	115,799

Due to affiliate	5,319,243	—

Total liabilities	7,906,650	10,297,283

Partners’ equity:
Limited partners’ equity, 15,000,000 Units authorized, 12,079,514 Units issued and outstanding	67,926,439	73,382,252
General partner’s deficit	(7,074,710)	(6,853,298)
Accumulated other comprehensive income	290,048	1,411,297

Total partners’ equity	61,141,777	67,940,251

Total liabilities and partners’ equity	$69,048,427	$78,237,534

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2003	2002	2001

Income:
Mortgage investment income	$4,846,437	$6,168,254	$7,983,600
Interest and other income	233,299	274,342	541,979

	5,079,736	6,442,596	8,525,579

Expenses:
Asset management fee to related parties	611,417	744,733	959,934
General and administrative	393,410	411,226	382,296

	1,004,827	1,155,959	1,342,230

Earnings before gains (losses) on mortgage dispositions	4,074,909	5,286,637	7,183,349

Mortgage dispositions
Gains	1,509,197	1,859,749	1,785,376
Losses	(11,415)	(8,498)	—

Net earnings	$5,572,691	$7,137,888	$8,968,725

Other comprehensive (loss) income - adjustment to unrealized gains and losses on investments in insured mortgages	(1,121,249)	604,237	(1,114,340)

Comprehensive income	$4,451,442	$7,742,125	$7,854,385

Net earnings allocated to:
Limited partners - 96.1%	$5,355,356	$6,859,510	$8,618,945
General partner - 3.9%	217,335	278,378	349,780

	$5,572,691	$7,137,888	$8,968,725

Net earnings per Limited Partnership Unit - Basic	$0.44	$0.57	$0.71

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$(5,194,582)	$114,254,731	$1,921,400	$110,981,549

Net Earnings	349,780	8,618,945	—	8,968,725
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	(1,114,340)	(1,114,340)
Distributions paid or accrued of $1.91 per Unit, including return of capital of $1.20 per Unit	(936,319)	(23,071,871)	—	(24,008,190)

Balance, December 31, 2001	(5,781,121)	99,801,805	807,060	94,827,744

Net Earnings	278,378	6,859,510	—	7,137,888
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	604,237	604,237
Distributions paid or accrued of $2.755 per Unit, including return of capital of $2.185 per Unit	(1,350,555)	(33,279,063)	—	(34,629,618)

Balance, December 31, 2002	(6,853,298)	73,382,252	1,411,297	67,940,251

Net Earnings	217,335	5,355,356	—	5,572,691
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	(1,121,249)	(1,121,249)
Distributions paid or accrued of $0.895 per Unit, including return of capital of $0.455 per Unit	(438,747)	(10,811,169)	—	(11,249,916)

Balance, December 31, 2003	$(7,074,710)	$67,926,439	$290,048	$61,141,777

Limited Partnership Units outstanding - Basic, as of and for the years ended December 31, 2003, 2002 and 2001		12,079,514

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net earnings	$5,572,691	$7,137,888	$8,968,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on mortgage dispositions	11,415	8,498	—
Gains on mortgage dispositions	(1,509,197)	(1,859,749)	(1,785,376)
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(60,238)	913,856	(315,436)
(Decrease) increase in accounts payable and accrued expenses	(42,339)	(5,860)	8,795
Increase (decrease) in due to affiliate	151,408	(42,487)	(7,003)

Net cash provided by operating activities	4,123,740	6,152,146	6,869,705

Cash flows from investing activities:
Proceeds from mortgage prepayments	12,794,305	14,111,131	19,316,901
Proceeds from mortgage assignments	2,291,423	10,190,539	—
Receipt of mortgage principal from scheduled payments	604,527	769,593	955,959
Proceeds from redemption of debenture	—	2,385,233	—
Debenture proceeds paid to affiliate	—	(1,192,617)	—

Net cash provided by investing activities	15,690,255	26,263,879	20,272,860

Cash flows from financing activities:
Distributions paid to partners	(18,917,453)	(26,333,594)	(28,407,597)

Net increase (decrease) in cash and cash equivalents	896,542	6,082,431	(1,265,032)
Cash and cash equivalents, beginning of year	10,448,516	4,366,085	5,631,117

Cash and cash equivalents, end of year	$11,345,058	$10,448,516	$4,366,085

Non-cash investing activity:
Portion of debentures due from a third party in exchange for assigned mortgages	$810,660	$744,159	$6,759,242
Debentures received from HUD in exchange for assigned mortgages	10,335,670	—	—
Portion of debentures due to an affiliate	(5,167,835)	—	—

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

NOTES TO FINANCIAL STATEMENTS

1.                     ORGANIZATION

American Insured Mortgage Investors - Series 85, L.P. (the “Partnership”) was formed pursuant to a limited partnership agreement (“Partnership Agreement”) under the Uniform Limited Partnership Act of the state of California on June 26, 1984.  During the period from March 8, 1985 (the initial closing date of the Partnership’s public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depository Units of limited partnership interest (“Units”) raised a total of $241,587,780 in gross proceeds.  In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.

CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. (“CRIIMI MAE”), acts as the General Partner (the “General Partner”) for the Partnership and holds a partnership interest of 3.9%.  The General Partner provides management and administrative services on behalf of the Partnership.  AIM Acquisition Partners L.P. serves as the advisor (the “Advisor”) to the Partnership.  The general partner of the Advisor is AIM Acquisition Corporation (“AIM Acquisition”) and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control.  AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the “Advisory Agreements”), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership’s portfolio of mortgages and the disposition of the Partnership’s mortgages.  Such services are subject to the review and ultimate authority of the General Partner.  However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the “Consent Rights”).  The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership (“CMSLP”), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the “Sub-Advisory Agreement”).  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.  The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services.  Furthermore, the Advisor has retained its Consent Rights.

The General Partner also serves as the General Partner for American Insured Mortgage Investors (“AIM 84”), American Insured Mortgage Investors L.P. – Series 86 (“AIM 86”) and American Insured Mortgage Investors L.P. – Series 88 (“AIM 88”) and owns general partner interests therein of 2.9%, 4.9% and 4.9%, respectively.  The Partnership, AIM 84, AIM 86 and AIM 88 are collectively referred to as the “AIM Limited Partnerships”.  AIM 84, AIM 86 and AIM 88 were liquidated and dissolved in February 2004.

Prior to December 1993, the Partnership was engaged in the business of originating government insured mortgage loans (“Originated Insured Mortgages”) and acquiring government insured mortgage loans (“Acquired Insured Mortgages” and, together with Originated Insured Mortgages, referred to herein as “Insured Mortgages”).  In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the “National Housing Act”).  The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless terminated earlier under the provisions thereof.  The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

2.               SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The Partnership’s financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Investment in Insured Mortgages

The Partnership’s investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (“FHA”) programs (“FHA-Insured Certificates”), mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) (“GNMA Mortgage-Backed Securities”) and FHA-insured mortgage loans (“FHA-Insured Loans”).  The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (“HUD”) pursuant to Title 2 of the National Housing Act.  Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

As of December 31, 2003, the weighted average remaining term of the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 27 years.  However, the Partnership Agreement states that the Partnership will terminate in approximately 6 years on December 31, 2009, unless terminated earlier under the provisions of the Partnership Agreement.  As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity.  Consequently, the General Partner believes that the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be classified as available for sale.

In connection with this classification, all of the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value as of December 31, 2003 and 2002, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners’ equity.  Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners’ equity.  Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

As of December 31, 2003 and 2002, the Partnership’s Investment in FHA-Insured Loans is recorded at amortized cost.

The amortized cost of the investments in GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts and premiums to maturity.  Such amortization is included in mortgage investment income.

Income Recognition

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

Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss.  In the case of Insured Mortgages fully insured by HUD, the Partnership’s maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

Impairment

The Partnership makes an assessment of each Insured Mortgage for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and it is concludes that the Partnership no longer has the ability to hold the Insured Mortgage through the market downturn.  An impairment loss is measured by comparing the fair value of an Insured Mortgage to its current amortized cost basis, with the difference recognized as a loss in the income statement.  The Partnership did not recognize an impairment loss on any Insured Mortgage during the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, some of the Insured Mortgage had fair values below their current amortized cost basis.  The fair value and cost basis of these insured mortgages which have been in unrealized loss positions for greater than 12 months was approximately $716,000 and $736,000, respectively, resulting in approximately $20,000 in unrealized losses.  The fair value and cost basis of Insured Mortgages which have been in an unrealized loss position for less than 12 months was approximately $4.4 million, resulting in approximately $3,000 in unrealized losses.  Considering the nature of these investments and the severity and duration of the unrealized losses, and based on our assessment as described above, we do not believe these insured mortgages are impaired at December 31, 2003.

Investment in Debenture

The Partnership has received debentures by assigning mortgages to HUD under the Section 221 program, as discussed in Note 7.  In addition, the Partnership may receive debentures by assigning a defaulted mortgage to HUD in order to collect the amount of delinquent principal and interest.  In the case of a default assignment, the mortgagee may elect to have the claim settled in cash or by the issuance of a debenture.  Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States government.  The term of these debentures are generally 10 years and the interest rate is set based upon the interest rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever is greater.  The Partnership classifies its Investment in FHA Debenture as an available for sale debt security with changes in fair value recorded as an adjustment to equity and other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds.

Income Taxes

No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since, as a pass-through entity, all income taxes assessed on the Partnership’s income are the responsibility of its Unitholders.

3.                    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair values of the Partnership’s financial instruments are presented in accordance with GAAP which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities:
Acquired Insured Mortgages(1)	$19,053,403	$19,264,433	$32,449,759	$33,849,089
Originated Insured Mortgages(1)	15,803,978	15,882,997	15,974,329	15,986,295

	$34,857,381	$35,147,430	$48,424,088	$49,835,384
Investment in FHA-Insured Loans:
Acquired Insured Mortgages	1,436,670	1,701,956	7,176,274	8,513,052
Originated Insured Mortgages	9,191,407	9,576,785	9,311,907	9,470,182

	$10,628,077	$11,278,741	$16,488,181	$17,983,234

Cash and cash equivalents	$11,345,058	$11,345,058	$10,448,516	$10,448,516

Investment in Debentures	$10,335,670	$10,335,670	$—	$—

(1)  Carried at fair value on the Partnership’s balance sheet

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, FHA-Insured Loans and Debentures

The fair values of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are priced internally.  The Partnership used a discounted cash flow methodology to estimate the fair values; the cash flows were discounted using a discount rate that, in the Partnership’s view, was commensurate with the market’s perception of risk and value.  The Partnership used a variety of sources to estimate its fair values including: (i) institutionally-available research reports, (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and (iii) recent transactions.  Since the Partnership’s debentures were redeemed by HUD, at face value, on January 1, 2004, the face value of the debentures is equivalent to the fair value of the debentures.

Cash and cash equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

4.                     COMPREHENSIVE INCOME

Comprehensive income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income.  Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership’s Insured Mortgages and debentures accounted for as available for sale.  The table below details other comprehensive income for the periods presented into the following two categories:  (1) the change to unrealized gains and losses that relate to Insured Mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gains or losses related to those investments that were not disposed of during the period.

	2003	2002	2001
Reclassification adjustment for gains included in net income	$(578,360)	$(768,721)	$(1,149,729)
Unrealized holding (losses) gains arising during the period	(542,889)	1,372,958	35,389

Net adjustment to unrealized gains	$(1,121,249)	$604,237	$(1,114,340)

5.                     INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Listed below is the Partnership’s aggregate investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates:

	December 31,
	2003	2002

Acquired Mortgages:
Number of
GNMA Mortgage-Backed Securities (7)	1	2
FHA-Insured Certificates (1) through (6), (8) and (9)	9	17
Amortized Cost	$19,053,403	$32,449,759
Face Value	19,122,101	33,076,449
Fair Value	19,264,433	33,849,089

Originated Mortgages:
Number of
GNMA Mortgage-Backed Securities	1	1
FHA-Insured Certificates	1	1
Amortized Cost	$15,803,978	$15,974,329
Face Value	15,803,977	15,974,328
Fair Value	15,882,997	15,986,295

Listed below is a summary of Insured Mortgage prepayments during 2003:

(Dollars in thousands, except per unit amounts)

Complex Name	Net Proceeds	Date Proceeds Received	Gain / (Loss)	Dist./ Unit	Declaration Date	Distribution Payment Date
(1) Stonebridge Apartments	$950	Mar 2003	$93	$0.075	Apr 2003	Aug 2003
(2) Willow Dayton	929	May 2003	107	0.070	Jun 2003	Aug 2003
(3) Magnolia Place Apartments	295	May 2003	29	0.020	Jun 2003	Aug 2003
(4) Ashley Oaks Apartments	525	Jun 2003	60	0.040	Jul 2003	Nov 2003
(5) Rainbow Terrace Apartments	296	Nov 2003	34	0.020	Dec 2003	Feb 2004
(6) Village Knoll Apartments	967	Nov 2003	92	0.080	Dec 2003	Feb 2004
(7) Stone Hedge Village Apartments	1,694	Dec 2003	(11)	0.135	Jan 2004	May 2004
(8) Pleasant View Nursing Home	7,163	Dec 2003	9	0.570	Jan 2004	May 2004

(9) In May 2003, HUD issued assignment proceeds in the form of a 6.375% debenture in exchange for the mortgage on The Executive House. Since the mortgage on The Executive House was beneficially owned 70.39% by the Partnership and the remainder by unrelated third parties, the debenture was held by an unrelated third party and the face amount due to the Partnership was included in Receivables and other assets on the Partnership’s balance sheet. See further discussion in Note 7.

As of March 1, 2004, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

6.                    INVESTMENT IN FHA-INSURED LOANS

Listed below is the Partnership’s aggregate investment in FHA-Insured Loans:

	December 31,
	2003	2002

Acquired Loans:
Number of Loans (1) through (6)	1	6
Amortized Cost	$1,436,670	$7,176,274
Face Value	1,701,956	8,519,762
Fair Value	1,701,956	8,513,052

Originated Loans:
Number of Loans (7)	2	2
Amortized Cost	$9,191,407	$9,311,907
Face Value	8,950,266	9,059,734
Fair Value	9,576,785	9,470,182

(1)          In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments.  The servicer of this mortgage filed a Notice of Election to Assign in November 2002 as a result of principal and interest payments being over 60 days delinquent.  The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003.  The remaining net amount of approximately $165,000 (representing 9% of the net unpaid principal balance, plus accrued interest) was received in October 2003.  The Partnership recognized a gain of approximately $228,000 for the year ended December 31, 2003.  A distribution of approximately $0.12 per Unit related to the 90% of this mortgage was declared in February 2003 and paid to Unitholders in May 2003.  A distribution of approximately $0.015 per Unit related to the 9% of this mortgage was declared in November 2003 and paid to Unitholders in February 2004.

(2)          In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture, with a face value of approximately $1.8 million, in exchange for the mortgage on Baypoint Shoreline Apartments.  Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $906,000 of the debenture face was due to AIM 84.  See further discussion in Note 7.

(3)          In July 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $2.6 million, in exchange for the mortgage on College Green Apartments.  Since the mortgage on College

Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.3 million of the debenture face was due to AIM 84.  See further discussion in Note 7.

(4)          In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $4.8 million, in exchange for the mortgage on Brougham Estates II.  Since the mortgage on Brougham Estates II was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $2.4 million of the debenture face was due to AIM 84.  See further discussion in Note 7.

(5)          In August 2003, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $1.2 million, in exchange for the mortgage on Town Park Apartments.  Since the mortgage on Town Park Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $589,000 of the debenture face was due to AIM 84.  See further discussion in Note 7.

(6)          In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments.  Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $1.7 million of the debenture face was due to AIM 84.  See further discussion in Note 7.

(7)          In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the advisor.  The Partnership received aggregate net proceeds of approximately $9.6 million and expects to recognized aggregate gains of approximately $387,000 in 2004.  The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and is expected to be paid to Unitholders in May 2004.

As of March 1, 2004, the Partnership has disposed of all of its investments in fully insured FHA-Insured Loans.

In addition to base interest payments under FHA Insured Loans that were Originated Insured Mortgages, the Partnership was entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as “Participations).”  During the years ended December 31, 2003, 2002 and 2001, the Partnership received $0, $8,396, and $53,424, respectively, from the Participations.  These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

7.                    INVESTMENTS IN DEBENTURES AND DUE TO AFFILIATE

The Partnership as the mortgagee had the right to assign mortgages to the United States Department of Housing and Urban Development (“HUD”) under the Section 221(g)(4) program of the National Housing Act (the “Section 221 Program.”) at the expiration of 20 years from the date of final endorsement (“Anniversary Date”).  The Partnership as the mortgagee could exercise its option to put a mortgage to HUD during the one year period subsequent to the Anniversary Date.  This assignment procedure was applicable to an Insured Mortgage which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983.  A mortgagee electing to assign an Insured Mortgage to HUD received, in exchange therefore, a debenture.  As of December 31, 2003, the Partnership no longer holds mortgage investments eligible for assignment to HUD under the Section 221 program.

In January 2003, HUD redeemed a 7.5% debenture with a face amount of approximately $758,000, issued in July 2002 in exchange for the mortgage on Fairlawn II.  A distribution of approximately $0.06 per Unit related to the debenture proceeds was declared in February 2003 and was paid to Unitholders in May 2003.  The accrued interest of approximately $28,000 related to this debenture was also received in January 2003 and was distributed through regular cash flow distributions.  This amount was included in Receivables and Other Assets on the Partnership’s balance sheet at December 31, 2002.

Listed below are debentures issued to the Partnership by HUD in exchange for mortgages assigned to HUD under the Section 221 program as of December 31, 2003.  As indicated in the table below, these debentures were redeemed by HUD in January 2004.  The Partnership received aggregate proceeds of approximately $10.6 million, which included the face value of the debentures, plus accrued interest.  A distribution of approximately $0.42 per Unit was declared in January 2004 and is expected to be paid to Unitholders in May 2004.  The application date was the date the servicer of the respective mortgage filed an application for insurance benefits under the Section 221 Program.  The receipt date was the date the Partnership received the debenture and reported a gain related to the assignment of the respective mortgage.  The debentures paid interest semi-annually on January 1 and July 1.  Since the mortgages listed were beneficially owned 50% by the Partnership and 50% by AIM 84, approximately $5.3 million of the proceeds were transferred to AIM 84 and was included in Due to affiliate on the Partnership’s balance sheet at December 31, 2003.

(Dollars in thousands, except per unit amounts)

Debenture for mortgage on:	Redemption Date	Interest Rate	Face Value	Due to Affiliate	Amount Due to the Partnership	Application Date	Receipt Date	Gain on Assignment Of mortgage
Baypoint Shoreline Apartments	01/01/2004	6.375%	$1,813	$906	$906	Jun-02	Feb-03	$131

College Green Apartments	01/01/2004	5.750%	2,571	1,286	1,286	Feb-03	Jul-03	192

Brougham Estates II	01/01/2004	5.750%	4,774	2,387	2,387	Feb-03	Aug-03	349

Town Park Apartments	01/01/2004	5.750%	1,178	589	589	Feb-03	Aug-03	87

Total debentures			$10,336	$5,168	$5,168			$759

In May 2003, HUD issued assignment proceeds to a third party beneficiary, in the form of a 6.375% debenture in exchange for the mortgage on The Executive House.  The mortgage on The Executive House was put to HUD under the Section 221 Program by the servicer in April 2002.  In January 2004, the debenture was redeemed by HUD and the Partnership received proceeds of approximately $836,000 which included the Partnership’s portion of the face value of the debenture, plus accrued interest.  A distribution of approximately $0.065 per Unit was declared in February 2004 and is expected to be paid to Unitholders in May 2004.  The Partnership recognized a gain of approximately $97,000 during the year ended December 31, 2003.  Since the Partnership only owned 70.39% of the FHA insured certificate secured by the mortgage on The Executive House and the remainder was held by unrelated third parties, the debenture was held by an unrelated third party and the face amount of approximately $811,000 due to the Partnership was included in Receivables and other assets on the Partnership’s balance sheet as of December 31, 2003.

In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments.  In April 2003, the servicer of this mortgage filed an application to put this mortgage to HUD under the Section 221 Program.  The face value of the debenture was approximately $3.5 million and pays interest semi-annually on January 1 and July 1.  The Partnership expects to recognize a gain of approximately $246,000 in the first quarter of 2004 related to this assignment.  This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84.  In February 2004, the Partnership, with the consent of the advisor, sold AIM 84’s 50% interest in this debenture and subsequently transferred the cash proceeds of approximately $1.8 million to AIM 84.  The amortized cost of this mortgage, of approximately $1.4 million, was included in Investment in FHA-Insured Loans on the Partnership’s balance sheet as of December 31, 2003.

8.                    TRANSACTIONS WITH RELATED PARTIES

The principal executive officers of the General Partner did not receive fees for serving as executive officers of the General Partner during the years ended December 31, 2003, 2002 and 2001, nor are any fees expected to be paid to the executive officers in the future.  The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2003, 2002 and 2001, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the year ended December 31,
Name of Recipient	Capacity in Which Served/Item	2003	2002	2001

CRIIMI, Inc. (1)	General Partner/Distribution	$438,747	$1,350,555	$936,319

AIM Acquisition Partners, L.P. (2)	Advisor/Asset Management Fee	611,417	744,733	959,934

CRIIMI MAE Management, Inc. (3)	Affiliate of General Partner/Expense	69,820	55,487	44,951

(1)          The General Partner is entitled to receive 3.9% of the Partnership’s income, loss, capital and distributions, including, without limitation, the Partnership’s adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2)          The Advisor  is entitled to an asset management fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CMSLP is entitled to a fee equal to 0.28% of total invested assets from the Advisor’s asset management fee.  Of the amounts paid to the Advisor, CMSLP earned fees equal to $180,190, $219,496, and $282,943 during the years ended December 31, 2003, 2002, and 2001, respectively.  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

(3)          CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

9.               DISTRIBUTIONS TO UNITHOLDERS

The distributions paid or accrued to Unitholders on a per Unit basis during the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003		2002		2001

Quarter ended March 31	$0.310	(1)	$1.325	(5)	$0.68	(9)
Quarter ended June 30	0.255	(2)	0.210	(6)	0.37	(10)
Quarter ended September 30	0.130	(3)	0.410	(7)	0.71	(11)
Quarter ended December 31	0.200	(4)	0.810	(8)	0.15

	$0.895		$2.755		$1.91

The following disposition proceeds are included in the distributions listed above:

Complex Name(s)	Date Proceeds Received	Type of Disposition	Net Proceeds Per Unit
(1) Quarter ended March 31, 2003:
Walnut Hills	Dec 2002	Prepayment	$0.040
Westbrook Apartments (90%)	Jan 2003	Assignment	0.120
Fairlawn II (redemption of 7.5% debenture)	Jan 2003	Assignment	0.060
(2) Quarter ended June 30, 2003:
Stonebridge Apartments	Mar 2003	Prepayment	0.075
Magnolia Place Apartments	May 2003	Prepayment	0.020
Willow Dayton	May 2003	Prepayment	0.070
(3) Quarter ended September 30, 2003:
Ashley Oaks Apartments	Jun 2003	Prepayment	0.040
(4) Quarter ended December 31, 2003:
Rainbow Terrace Apartments and Village Knoll Apartments	Nov 2003	Prepayment	0.100
Westbrook Apartments (9%)	Nov 2003	Assignment	0.015
(5) Quarter ended March 31, 2002:
The Gate House Apartments	Dec 2001	Prepayment	0.220
Longleaf Lodge	Jan 2002	Prepayment	0.290
Fox Run Apartments	Jan 2002	Assignment	0.090
Interest on debentures related to the mortgages on Summit Square Manor, Park Place, Park Hill Apartments, Fairfax House, Woodland Villas, Country Club Terrace Apartments, Dunhaven Apartments and Nevada Hill Apartments	Jan-Feb 2002	Assignment	0.060
Summit Square Manor	Jan 2002	Assignment	0.150
Park Place	Jan 2002	Assignment	0.060
Park Hill Apartments	Jan 2002	Assignment	0.140
Fairfax House	Jan 2002	Assignment	0.170
Woodland Villas	Jan 2002	Assignment	0.025
(6) Quarter ended June 30, 2002:
Garden Court Apartments	Apr 2002	Prepayment	0.090
(7) Quarter ended September 30, 2002:
Interest on debenture related to the mortgage on Fairlawn II	Jul 2002	Assignment	0.010
Country Club Terrace Apartments	Jul 2002	Assignment	0.120
Nevada Hill Apartments	Jul 2002	Assignment	0.090
Dunhaven Apartments	Jul 2002	Assignment	0.070
(8) Quarter ended December 31, 2002:
Franklin Plaza	Sep 2002	Prepayment	0.400
Rock Glen Apartments	Oct 2002	Prepayment	0.080
Highland Oaks Apartments	Nov 2002	Prepayment	0.070
Bay Pointe Apartments	Dec 2002	Prepayment	0.150
(9) Quarter ended March 31, 2001:
The Meadows of Livonia	Jan 2001	Prepayment	0.530
(10) Quarter ended June 30, 2001:
Gold Key Village Apartments	Mar 2001	Prepayment	0.220
(11) Quarter ended September 30, 2001:
Cedar Ridge Apartments	Jun 2001	Prepayment	0.210
Carlisle Apartments	Jun 2001	Prepayment	0.170
Afton Square Apartments	Jul 2001	Prepayment	0.080
Berryhill Apartments	Sep 2001	Prepayment	0.100

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses.  As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended.  A final distribution to Unitholders will be based on the Partnership’s remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners’equity in the Partnership’s financial statements.

10.         PARTNERS’ EQUITY

Depositary Units representing economic rights in limited partnership interests (“Units”) were issued at a stated value of $20.  A total of 12,079,389 Units were issued prior to February 1986 for an aggregate capital contribution of $241,587,780.  In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units.

11.         SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003, 2002 and 2001.

(In Thousands, Except Per Unit Data)

	2003 Quarter ended
	March 31	June 30	September 30	December 31

Income	$1,345	$1,302	$1,239	$1,194
Net gains from mortgage dispositions	453	293	627	125
Net earnings	1,528	1,322	1,612	1,111
Net earnings per Limited Partnership Unit - Basic	0.12	0.11	0.13	0.08

	2002 Quarter ended
	March 31	June 30	September 30	December 31

Income	$1,727	$1,668	$1,591	$1,457
Net gains from mortgage dispositions	1,169	9	87	586
Net earnings	2,607	1,361	1,390	1,780
Net earnings per Limited Partnership Unit - Basic	0.21	0.11	0.11	0.14

	2001 Quarter ended
	March 31	June 30	September 30	December 31

Income	$2,295	$2,216	$2,044	$1,971
Net gains from mortgage dispositions	262	723	219	581
Net earnings	2,196	2,599	1,940	2,234
Net earnings per Limited Partnership Unit - Basic	0.17	0.21	0.15	0.18

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

Development Name/Location	Maturity Date	Put Date	Interest Rate on Mortgage (4)		Face Value of Mortgage (3)	Net CarryingValue (3)(9)(10)	Annual Payment (Principal and Interest)(8)

ACQUIRED INSURED MORTGAGES
FHA-Insured Certificates (carried at fair value)

Steeplechase Apts., Aiken, SC	9/18	N/A	7.5%		$449,335	$451,581	$50,921	(5)
Executive Tower, Toledo, OH	3/27	N/A	8.75%		2,725,586	2,739,214	275,283
Sangnok Villa, Los Angeles, CA	1/30	N/A	10.25%		878,138	892,451	96,825
Eaglewood Villa Apts., Springfield, OH	2/27	N/A	8.875%		2,595,217	2,608,193	264,707
Stafford Towers, Baltimore, MD	8/16	N/A	9.50%		307,821	309,361	42,613
Northwood Place, Meridian, MS	6/34	N/A	8.75%		4,383,246	4,405,163	412,635
Cheswick Apts., Indianapolis, IN	9/27	N/A	8.75%		2,950,498	2,965,251	295,736
Bradley Road Nursing, Bay Village, OH	5/34	N/A	8.875%		2,453,176	2,502,240	233,708
Heritage Heights Apts., Harrison, AR	4/32	N/A	9.50%		404,855	406,879	41,313

Total FHA-Insured Certificates - Acquired Insured Mortgages, carried at fair value					17,147,872	17,280,333

GNMA Mortgage-Backed Securities (carried at fair value)

Pine Tree Lodge, Pasadena, TX	12/33	N/A	9.25%		1,974,229	1,984,100	194,399

Total investment in Acquired Insured Mortgages, carried at fair value					$19,122,101	$19,264,433

ORIGINATED INSURED MORTGAGES
GNMA Mortgage-Backed Security (carried at fair value)

Oak Forest Apts. II, Ocoee, FL	12/31	11/09 (1)	7.25%		$10,116,651	$10,167,234	840,860

FHA-Insured Certificate (carried at fair value)

Waterford Green Apts., South St. Paul, MN	11/30	12/04 (1)	7.25	%(7)	5,687,326	5,715,763	481,564

Total investment in Originated Insured Mortgages, carried at fair value					$15,803,977	$15,882,997

Total investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, carried at fair value					$34,926,078	$35,147,430

Development Name/Location	Maturity Date	Put Date		Interest Rate on Mortgage (4)		Face Value of Mortgage (3)	Net CarryingValue (3)(9)(10)	Annual Payment (Principal and Interest)(8)

ACQUIRED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (2)

Kaynorth Apts., Lansing, MI (11)	4/23	9/02		7.5%		$1,701,956	$1,436,670	167,318	(6)

ORIGINATED INSURED MORTGAGES
FHA-Insured Loans (carried at amortized cost) (2)

Cobblestone Apts., Fayetteville, NC (12)	3/28	12/02	(1)	8.50%	(7)	4,740,624	4,859,107	462,703
The Plantation, Greenville, NC (12)	4/28	4/03	(1)	8.25%	(7)	4,209,642	4,332,300	402,046

Total investment in Originated Insured Mortgages, FHA-Insured Loans, carried at amortized cost						$8,950,266	$9,191,407

Total investment in FHA-Insured Loans, carried at amortized cost						$10,652,222	$10,628,077

TOTAL INVESTMENT IN INSURED MORTGAGES						$45,578,300	$45,775,507

TOTAL ANNUAL PRINCIPAL AND INTEREST								$4,262,631

NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

(1)                                  Certain mortgages contain a special assignment option, in certain Insured Mortgage documents, which allow the Partnership, anytime after this date, the option to require payment from the borrower of the unpaid principal balance of the Insured Mortgages.  Upon such request from the Partnership, the borrowers must make payment to the Partnership, or the Partnership, at its option, may cancel the FHA insurance and institute foreclosure proceedings.

(2)                                  Inclusive of closing costs and acquisition fees.

(3)                                  The mortgages underlying the Partnership’s investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments and retirement homes.  Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4)                                  In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(5)                                  In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 317/392 and 11/392, respectively, in a pool of 13 FHA-Insured Mortgages.  In January and February 1988, the Partnership sold undivided fractional interests of 100/392 and 104/392, respectively, in this pool.  Accordingly, the Partnership now owns an undivided fractional interest aggregating 124/392, or approximately 31.6%, in this pool.  For purposes of illustration only, the amounts shown in this table represent the Partnership’s share of these items as if an undivided interest in each mortgage was acquired.

(6)                                  This amount represents the Partnership’s 50% interest in this mortgage.  The remaining 50% interest was acquired by American Insured Mortgage Investors, an affiliate of the Partnership.

(7)                                  This represents the base interest rate during the permanent phase of these Insured Mortgages.  Additional interest (referred to as “Participations”) measured as a percentage of the net cash flow from the development and the net proceeds from the sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due.  During the years ended December 31, 2003, 2002 and 2001, the Partnership received additional interest of $0, $8,396, and $53,424, respectively, from the Participations.

(8)                                  Principal and interest are payable at level amounts over the life of the mortgages.

(9)                                  A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 2003 and 2002, is as follows:

	2003	2002

Beginning balance	$66,323,565	$82,924,257

Principal receipts on mortgages	(604,527)	(769,593)

Proceeds from mortgage prepayments	(12,794,305)	(14,111,131)

Proceeds from mortgage assignments	(1,547,264)	(3,431,297)

Net gains on mortgage dispositions	1,497,782	1,851,251

Portion of debentures due from a third party in exchange for assigned the mortgages	(810,660)	(744,159)

Debentures due from HUD	(10,335,670)	—

Portion of debentures due to affiliate	5,167,835	—

(Decrease) increase to unrealized gains on Investments in Insured Mortgages	(1,121,249)	604,237

Ending balance	$45,775,507	$66,323,565

(10)         As of December 31, 2003 and 2002, the tax basis of the Insured Mortgages was approximately $45.3 million and $65.1 million, respectively.

(11)         The Partnership received HUD assignment proceeds for this mortgage subsequent to December 31, 2003.  Detail information is included in Note 7 of the Notes to Financial Statements.

(12)         The Partnership sold these mortgages subsequent to December 31, 2003.  Detail information is included in Note 6 of the Notes to Financial Statements