Form 10-Q
period 2004-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2004-05-07
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     March 31, 2004
                                          --------------

Commission file number                          1-11059
                                          --------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
               (Exact name of registrant as specified in charter)


          California                                  13-3257662
------------------------------------      ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------     --------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (301) 816-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





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

     As of March 31, 2004, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                          Page

PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - March 31, 2004 (unaudited) and
                 December 31, 2003                                          3

              Statements of Income and Comprehensive Income - for the
                 three months ended March 31, 2004 and 2003 (unaudited)     4

              Statement of Changes in Partners' Equity - for the
                 three months ended March 31, 2004 (unaudited)              5

              Statements of Cash Flows - for the three months ended
                 March 31, 2004 and 2003 (unaudited)                        6

              Notes to Financial Statements (unaudited)                     7

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk   16

Item 4.       Controls and Procedures                                      16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                             17

Signature                                                                  18

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          BALANCE SHEETS

                                                           March 31,        December 31,
                                                             2004               2003
                                                        ----------------   ---------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value                $ 35,012,537      $ 35,147,430

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium                             -        10,628,077

Investment in debentures, at fair value                       1,741,873        10,335,670

Cash and cash equivalents                                    25,442,346        11,345,058

Receivables and other assets                                    294,315         1,592,192
                                                          -------------      ------------
      Total assets                                        $  62,491,071      $ 69,048,427
                                                          =============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $ 25,265,165       $ 2,513,947

Accounts payable and accrued expenses                            83,225            73,460

Due to affiliate                                                      -         5,319,243
                                                          -------------      ------------
      Total liabilities                                      25,348,390         7,906,650
                                                          -------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  44,902,350        67,926,439
  General partner's deficit                                  (8,009,089)       (7,074,710)
  Accumulated other comprehensive income                        249,420           290,048
                                                          -------------      ------------
      Total partners' equity                                 37,142,681        61,141,777
                                                          -------------      ------------
      Total liabilities and partners' equity              $  62,491,071      $ 69,048,427
                                                          =============      ============

      The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                             (Unaudited)

                                                              For the three months ended
                                                                        March 31,
                                                                2004              2003
                                                               ------            -------
Income:
  Mortgage investment income                                $   804,511       $ 1,321,225
  Interest and other income                                      64,782            24,024
                                                            -----------       -----------
                                                                869,293         1,345,249
                                                            -----------       -----------

Expenses:
  Asset management fee to related parties                       106,629           163,451
  General and administrative                                     88,288           107,091
                                                            -----------       -----------
                                                                194,917           270,542
                                                            -----------       -----------
Net earnings before gains on
  mortgage dispositions                                         674,376         1,074,707

Gains on mortgage dispositions                                  632,327           452,826
                                                            -----------       -----------
Net earnings                                                $ 1,306,703       $ 1,527,533
                                                            ===========       ===========

Other comprehensive loss - adjustment to
  unrealized gains on investments in insured mortgages          (40,628)         (309,312)
                                                            -----------       -----------

Comprehensive income                                        $ 1,266,075       $ 1,218,221
                                                            ===========       ===========

Net earnings allocated to:
  Limited partners - 96.1%                                  $ 1,255,742       $ 1,467,959
  General Partner -   3.9%                                       50,961            59,574
                                                            -----------       -----------
                                                            $ 1,306,703       $ 1,527,533
                                                            ===========       ===========
Net earnings per Unit of limited
  partnership interest - basic                              $      0.10       $      0.12
                                                            ===========       ===========

        The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2004

                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                      General          Limited        Comprehensive
                                                      Partner         Partners           Income            Total
                                                    ------------      ------------    --------------     ------------
Balance, December 31, 2003                          $ (7,074,710)     $ 67,926,439         $ 290,048     $ 61,141,777

  Net earnings                                            50,961         1,255,742                 -        1,306,703

  Adjustment to unrealized gains on
     investments in insured mortgages                          -                 -           (40,628)         (40,628)

  Distributions paid or accrued of $2.01 per Unit,
     including return of capital of $1.91 per Unit      (985,340)      (24,279,831)                -      (25,265,171)
                                                    ------------      ------------         ---------     ------------

Balance, March 31, 2004                             $ (8,009,089)     $ 44,902,350         $ 249,420     $ 37,142,681
                                                    ============      ============         =========     ============

Limited Partnership Units outstanding - basic, as
  of and for the three months ended March 31, 2004 and 2003             12,079,514
                                                                        ==========

   The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     For the three months ended
                                                                                               March 31,
                                                                                       2004              2003
                                                                                     --------          --------
Cash flows from operating activities:
   Net earnings                                                                     $  1,306,703      $ 1,527,533
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Gains on mortgage dispositions                                                    (632,327)        (452,826)
      Changes in assets and liabilities:
         Decrease in receivables and other assets                                        487,217           91,375
         Increase in accounts payable and accrued expenses                                 9,765          169,234
         (Decrease) increase in due to affiliate                                        (151,408)          14,447
                                                                                    ------------      -----------

            Net cash provided by operating activities                                  1,019,950        1,349,763
                                                                                    ------------      -----------

Cash flows from investing activities:
   Proceeds from redemption of debentures                                             11,146,330          744,159
   Debenture proceeds paid to affiliate                                               (5,167,835)               -
   Receipt of mortgage principal from scheduled payments                                  78,153          167,199
   Proceeds from mortgage prepayments and sales                                        9,534,643          949,721
   Proceeds from mortgage assignments                                                          -        1,469,078
                                                                                    ------------      -----------

            Net cash provided by investing activities                                 15,591,291        3,330,157
                                                                                    ------------      -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                     (2,513,953)     (10,181,484)
                                                                                    ------------      -----------

Net increase (decrease) in cash and cash equivalents                                  14,097,288       (5,501,564)

Cash and cash equivalents, beginning of period                                        11,345,058       10,448,516
                                                                                    ------------      -----------

Cash and cash equivalents, end of period                                            $ 25,442,346       $4,946,952
                                                                                    ============      ===========

Non-cash investing activity:
   Debentures received from HUD in exchange for assigned mortgages                    $1,741,873       $1,812,914
   Portion of debentures due to an affiliate                                                   -         (906,456)
   9% of proceeds due from HUD for the mortgage on Westbrook Apartments                        -          149,566


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

     Prior to December 1993, the Partnership was engaged in the business of originating and acquiring government insured mortgage loans ("Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.


3. INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                             March 31,             December 31,
                                               2004                    2003
                                           ------------           ------------

  Number of:
    GNMA Mortgage-Backed Securities                  2                      2
    FHA-Insured Certificates                        10                     10
  Amortized Cost                           $34,763,117            $34,857,381
  Face Value                                34,829,625             34,926,078
  Fair Value                                35,012,537             35,147,430

     As of May 1, 2004, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4. INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                           March 31,            December 31,
                                            2004                     2003
                                         ------------          -------------

    Number of Loans (1) (2)                        -                      3
    Amortized Cost                               $ -           $ 10,628,077
    Face Value                                     -             10,652,222
    Fair Value                                     -             11,278,741

(1) In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments. Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by American Insured Mortgage Investors ("AIM 84"), approximately $1.7 million of the debenture face value was due to AIM 84. See further discussion in Note 5.
(2) In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the Advisor. The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the three months ended March 31, 2004. The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.


5. INVESTMENTS IN DEBENTURES, DUE TO AFFILIATE AND OTHER

     The Partnership, as the mortgagee, had the right to assign mortgages to the United States Department of Housing and Urban Development ("HUD") under the
Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") at the expiration of 20 years from the date of final endorsement ("Anniversary Date"). The Partnership, as the mortgagee, could exercise its option to put a mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure was applicable to an Insured Mortgage which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. A mortgagee electing to assign an Insured Mortgage to HUD received, in exchange therefore, a debenture. As of March 31, 2004, the Partnership no longer holds mortgage investments eligible for assignment to HUD under the Section 221 program. The following is a discussion of debentures received in exchange for mortgages assigned to HUD under the
Section 221 Program:

Debenture and due to affiliate
------------------------------

     Listed below are debentures redeemed by HUD in January 2004. The Partnership received aggregate proceeds of approximately $10.6 million, which included the face value of the debentures, plus accrued interest. The debentures paid interest semi-annually on January 1 and July 1. Since the mortgages listed were beneficially owned 50% by the Partnership and 50% by AIM 84, an affiliate of the Partnership which shared the same General Partner, approximately $5.3 million of the proceeds were transferred to AIM 84. A distribution of approximately $0.42 per Unit was declared in January 2004 and paid to Unitholders in May 2004.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

     (Dollars in thousands, except per unit amounts)

                                                                  Face Value   Face Value      Date
                                Redemption   Interest   Face        Due to     Due to the   Debenture
    Debenture for mortgage on:     Date       Rate      Value     Affiliate    Partnership  Received
    -------------------------   -----------  --------   ------    ---------    -----------  --------
    Baypoint Shoreline
      Apartments                01/01/2004    6.375%    $ 1,813       $ 906        $ 906     Feb-03

    College Green Apartments    01/01/2004    5.750%      2,571       1,286        1,286     Jul-03

    Brougham Estates II         01/01/2004    5.750%      4,774       2,387        2,387     Aug-03

    Town Park Apartments        01/01/2004    5.750%      1,178         589          589     Aug-03
                                                       --------      ------       ------
    Total debentures                                    $10,336      $5,168       $5,168
                                                       ========      =======      ======

     In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments. The face value of the debenture was approximately $3.5 million and pays interest semi-annually on
January 1 and July 1. The Partnership recognized a gain of approximately $246,000 in the first quarter of 2004 related to this assignment. This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84. In February 2004, the Partnership, with the consent of the Advisor, sold AIM 84's 50% interest in this debenture and subsequently transferred the cash proceeds, which included the face value of the debenture, plus accrued interest, of approximately $1.8 million to AIM 84. The fair value of this debenture, of approximately $1.7 million, was included in Investment in Debentures on the Partnership's balance sheet as of March 31, 2004.

Other
-----

     In January 2004, HUD also redeemed a 6.375% debenture held by a third party beneficiary. The debenture was issued by HUD in May 2003, in exchange for the assignment of the mortgage on The Executive House. The Partnership received proceeds of approximately $836,000 which included the Partnership's portion of the face value of the debenture, plus accrued interest. A distribution of approximately $0.065 per Unit was declared in February 2004 and paid to Unitholders in May 2004. Since the Partnership only owned 70.39% of the FHA insured certificate secured by the mortgage on The Executive House and the remainder was held by unrelated third parties, the debenture was held by an unrelated third party and the face amount of approximately $811,000, plus accrued interest, due to the Partnership was included in Receivables and Other Assets on the Partnership's balance sheet as of December 31, 2003.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2004 and 2003 are as follows:

                                      2004           2003
                                      -----          ----

Quarter ended March 31                $2.01 (1)      $0.31 (2)
                                      -----          -----
                                      $2.01          $0.31
                                      =====          =====

     The following disposition proceeds are included in the distributions listed above:

                                                                           Date                       Net
                                                                         Proceeds       Type of     Proceeds
      Name of property to which mortgage was held                        Received     Disposition   Per Unit
      -------------------------------------------                        --------     -----------   --------
      (1) Quarter ended March 31, 2004:
           Pleasant View Nursing Home                                    Dec 2003     Prepayment      $0.570
           Stone Hedge Village Apartments                                Dec 2003     Prepayment       0.135
           Baypoint Shoreline Apts., College Green Apts., Brougham
             Estates II and Town Park Apts. (redemption of debentures)   Jan 2004     Assignments      0.420
           The Executive House (redemption of debenture)                 Jan 2004     Assignment       0.065
           Cobblestone Apts. and The Plantation                          Feb 2004        Sale          0.760
      (2) Quarter ended March 31, 2003:
           Walnut Hills                                                  Dec 2002     Prepayment       0.040
           Westbrook Apartments                                          Jan 2003     Assignment       0.120
           Fairlawn II (redemption of 7.5% debenture)                    Jan 2003     Assignment       0.060

     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

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

                                   (Unaudited)

7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                       For the
                                                                                 three months ended
                                                                                      March 31,
       Name of Recipient                 Capacity in Which Served/Item            2004        2003
       -----------------                 -----------------------------            -----       ----
CRIIMI, Inc. (1)                         General Partner/Distribution          $ 985,340   $ 151,968

AIM Acquisition Partners, L.P.(2)        Advisor/Asset Management Fee            106,629     163,451

                                         Affiliate of General Partner/Expense
CRIIMI MAE Management, Inc.(3)           Reimbursement                            16,519      18,235

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of total invested assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $31,424 and $48,172 for the three months ended March 31, 2004 and 2003, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     The Partnership's business consists of holding government insured mortgage investments ("Insured Mortgages") primarily on multifamily housing properties, and distributing the payments of principal and interest on such mortgage investments, including debentures issued by the United States Department of Housing and Urban Development ("HUD") in exchange for such mortgages, to the holders of its depository units of limited partnership interests ("Unitholders"). CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 3.9%. The Partnership's primary source of revenue and cash is mortgage interest income from its Insured Mortgages.

     The General Partner is required to receive the consent of AIM Acquisition Partners L.P., the advisor (the "Advisor") to the Partnership, prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights").

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Mortgage Investments
--------------------

     As of March 31, 2004, the Partnership had invested in 12 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $36.5 million, an aggregate face value of approximately $36.6 million and an aggregate fair value of approximately $36.8 million.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Four debentures held by the Partnership as of December 31, 2003, with an aggregate face value of approximately $10.3 million were redeemed by HUD on January 1, 2004. The debentures were issued in exchange for mortgages that were held jointly by American Insured Mortgage Investors ("AIM 84"), an affiliate of the Partnership which shared the same General Partner, and the Partnership, therefore 50% of the debenture proceeds were paid to AIM 84 in January 2004. The distribution of approximately $0.42 per Unit related to these debenture redemptions was declared in January 2004 and paid to Unitholders in May 2004.

     In January 2004, HUD also redeemed a 6.375% debenture held by a third party beneficiary. The debenture was issued by HUD in May 2003, in exchange for the assignment of the mortgage on The Executive House. The Partnership received proceeds of approximately $836,000, which included the Partnership's portion of the face value of the debenture, plus accrued interest. A distribution of approximately $0.065 per Unit was declared in February 2004 and paid to Unitholders in May 2004.

     In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments, which was beneficially owned 50% by the Partnership and 50% by AIM 84. In February 2004, approximately $1.7 million of the debenture face value was sold, with the consent of the Advisor, and paid to AIM 84. The Partnership recognized a gain of approximately $246,000 in the first quarter of 2004 related to this assignment.

     In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the Advisor. The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the three months ended March 31, 2004. The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.

     As of May 1, 2004, all of the Insured Mortgages are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $221,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in mortgage investment income partially offset by an increase in gains on mortgage dispositions.

     Mortgage investment income decreased by approximately $517,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 14 mortgage dispositions with an aggregate principal balance of approximately $27.7 million, representing an approximate 44% decrease in the aggregate principal balance of the total mortgage portfolio since March 2003.

     Interest and other income increased by approximately $41,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to an increase in debenture interest and due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $57,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to the reduction in the mortgage base, as previously discussed.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General and administrative expenses decreased by approximately $19,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to the reduction in the mortgage base, as previously discussed.

     Gains on mortgage dispositions increased by approximately $180,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003. During the three months ended March 31, 2004, the Partnership recognized a gain of approximately $246,000 from the assignment of one mortgage and gains of approximately $386,000 from the sale of two mortgages. During the first three months of 2003, the Partnership recognized a gain of approximately $93,000 from the prepayment of one mortgage and gains of approximately $359,000 from the assignment of two mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient during the three months ended March 31, 2004 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Upon the termination and liquidation of the Partnership, on or before December 31, 2009, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $330,000 for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in mortgage investment income, partially offset by decreases in asset management fee and general and administrative expenses.

     Net cash provided by investing activities increased by approximately $12.3 million for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to increases in proceeds received from mortgage prepayments and sales and net debenture redemptions, partially offset by a decrease in mortgage assignments.

     Net cash used in financing activities decreased by approximately $7.7 million for the three months ended March 31, 2004, as compared to the corresponding period in 2003, due to a decrease in the amount of distributions paid to partners in the first three months of 2004 compared to the same period in 2003.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Partnership continually evaluates the estimates used to prepare the financial statements, and updates those estimates as necessary. In general, management's estimates are based on historical experience, on information from third parties, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates.

     Management considers an accounting estimate to be critical if:

     o it requires assumptions to be made that were uncertain at the time the estimate was made; and
     o changes in the estimate or different estimates that could have been selected and could have a material impact on the Partnership's results of operations or financial condition.

     The Partnership's primary critical accounting estimate relates to the determination of fair values for Insured Mortgages. The Partnership estimates the fair value of its Insured Mortgages internally. The Partnership uses a discounted cash flow methodology to estimate the fair value. This requires the Partnership to make certain estimates regarding discount rates and expected prepayments. The cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and (iii) recent transactions. Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership's insured mortgages. Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership's insured mortgages. The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages. In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties. In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured Mortgages will decrease. If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of March 31, 2004, in market risk from the information provided as of December 31, 2003 in the Partnership's Annual Report on Form 10-K as of December 31, 2003.


ITEM 4.      CONTROLS AND PROCEDURES

     The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the General Partner's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                        Purpose
         -----------                        -------

             10.1 Loan Sale Agreement dated and effective as of February 10, 2004, by and between American Insured Mortgage Investors - Series 85, L.P. and Greystone Servicing Corporation, Inc. (Filed herewith).

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

             32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Furnished herewith).
         Date
         ----

     (b) Reports on Form 8-K


         January 22, 2004        To report a press release issued on
                                 January 21, 2004 announcing the January
                                 2004 distribution to the Partnership's
                                 Unitholders.

         February 20, 2004       To report a press release issued on
                                 February 18, 2004 announcing the February
                                 2004 distribution to the Partnership's
                                 Unitholders.

         March 23, 2004          To report a press release issued on
                                 March 19, 2003 announcing the
                                 Partnership's fourth quarter financial results.

         March 25, 2004          To report a press release issued on
                                 March 22, 2004 announcing the March 2004 distribution to the Partnership's
                                 Unitholders.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN INSURED MORTGAGE
                           INVESTORS L.P. - SERIES 85
                           (Registrant)

                           By:      CRIIMI, Inc.
                                    General Partner


May 7, 2004                /s/Cynthia O. Azzara
-----------                ----------------------------------------
DATE                       Cynthia O. Azzara
                           Executive Vice President,
                           Chief Financial Officer and
                           Treasurer (Principal Accounting Officer)