Form 10-Q
period 2004-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2004-08-12
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     June 30, 2004
                                          -------------

Commission file number                       1-11059
                                          -------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


          California                                  13-3257662
--------------------------------        -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 11200 Rockville Pike, Rockville, Maryland                     20852
------------------------------------------          ----------------------------
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

     As of June 30, 2004, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                                 Page
                                                                                                 ----

PART I.       Financial Information
Item 1.       Financial Statements

              Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003                      3

              Statements of Income and Comprehensive Income - for the three and
                 six months ended June 30, 2004 and 2003 (unaudited)                                4

              Statement of Changes in Partners' Equity - for the six months ended
                 June 30, 2004 (unaudited)                                                          5

              Statements of Cash Flows - for the six months ended June 30, 2004
                 and 2003 (unaudited)                                                               6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                           17

Item 4.       Controls and Procedures                                                              17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     18

Signature                                                                                          19


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                                 BALANCE SHEETS

                                                             June 30,         December 31,
                                                               2004               2003
                                                           ------------      ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value                $ 24,977,429      $ 35,147,430

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium                             -        10,628,077

Investment in debentures, at fair value                       1,741,873        10,335,670

Cash and cash equivalents                                    12,047,784        11,345,058

Receivables and other assets                                    241,293         1,592,192
                                                           ------------      ------------
      Total assets                                         $ 39,008,379      $ 69,048,427
                                                           ============      ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $ 11,627,004       $ 2,513,947

Accounts payable and accrued expenses                            69,865            73,460

Due to affiliate                                                      -         5,319,243
                                                           ------------      ------------
      Total liabilities                                      11,696,869         7,906,650
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  35,042,921        67,926,439
  General partner's deficit                                  (8,409,212)       (7,074,710)
  Accumulated other comprehensive income                        677,801           290,048
                                                           ------------      ------------
      Total partners' equity                                 27,311,510        61,141,777
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 39,008,379      $ 69,048,427
                                                           ============      ============

      The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                                             For the three months ended        For the six months ended
                                                                      June 30,                         June 30,
                                                                2004             2003             2004            2003
                                                             -----------      -----------      -----------     -----------
Income:
  Insured mortgage investment income                         $   610,346      $ 1,262,635      $ 1,414,857     $ 2,583,860
  Interest and other income                                       54,721           39,858          119,503          63,882
                                                             -----------      -----------      -----------     -----------
                                                                 665,067        1,302,493        1,534,360       2,647,742
                                                             -----------      -----------      -----------     -----------

Expenses:
  Asset management fee to related parties                         80,813          157,123          187,442         320,574
  General and administrative                                      67,862          115,950          156,151         223,041
                                                             -----------      -----------      -----------     -----------
                                                                 148,675          273,073          343,593         543,615
                                                             -----------      -----------      -----------     -----------

Net earnings before gains on insured
  mortgage dispositions                                          516,392        1,029,420        1,190,767       2,104,127

Net gains on insured mortgage dispositions                       851,069          293,044        1,483,396         745,870
                                                             -----------      -----------      -----------     -----------

Net earnings                                                 $ 1,367,461      $ 1,322,464      $ 2,674,163     $ 2,849,997
                                                             ===========      ===========      ===========     ===========
Other comprehensive income (loss) - adjustment to
  unrealized gains on investments in insured mortgages           428,380         (159,093)         387,753        (468,405)
                                                             -----------      -----------      -----------     -----------

Comprehensive income                                         $ 1,795,841      $ 1,163,371      $ 3,061,916     $ 2,381,592
                                                             ===========      ===========      ===========     ===========

Net earnings allocated to:

  Limited partners - 96.1%                                   $ 1,314,130      $ 1,270,888      $ 2,569,871     $ 2,738,847
  General Partner -   3.9%                                        53,331           51,576          104,292         111,150
                                                             -----------      -----------      -----------     -----------
                                                             $ 1,367,461      $ 1,322,464      $ 2,674,163     $ 2,849,997
                                                             ===========      ===========      ===========     ===========
Net earnings per Unit of limited
  partnership interest - basic                               $      0.11      $      0.11      $      0.21     $      0.23
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2004

                                   (Unaudited)

                                                                                            Accumulated
                                                                                              Other
                                                       General             Limited        Comprehensive
                                                       Partner             Partners           Income             Total
                                                     ------------       ------------       -------------     ------------
Balance, December 31, 2003                           $ (7,074,710)      $ 67,926,439        $ 290,048        $ 61,141,777

  Net earnings                                            104,292          2,569,871                -           2,674,163

  Adjustment to unrealized gains on
     investments in insured mortgages                           -                  -          387,753             387,753

  Distributions paid or accrued of $2.935 per Unit,
     including return of capital of $2.725 per Unit    (1,438,794)       (35,453,389)               -         (36,892,183)
                                                     ------------       ------------        ---------        ------------

Balance, June 30, 2004                               $ (8,409,212)      $ 35,042,921        $ 677,801        $ 27,311,510
                                                     ============       ============        =========        ============

Limited Partnership Units outstanding - basic, as
  of and for the three and six months ended June 30, 2004                 12,079,514
                                                                          ==========

   The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      For the six months ended
                                                                                               June 30,
                                                                                         2004              2003
                                                                                     -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                      $ 2,674,163       $ 2,849,997
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                  (1,483,396)         (745,870)
      Changes in assets and liabilities:
         Decrease (increase) in receivables and other assets                             540,239            (4,049)
         (Decrease) increase in accounts payable and accrued expenses                     (3,595)           10,551
         (Decrease) increase in due to affiliate                                        (151,408)           41,202
                                                                                     -----------       -----------

            Net cash provided by operating activities                                  1,576,003         2,151,831
                                                                                     -----------       -----------

Cash flows from investing activities:
   Proceeds from redemption of debentures                                             11,146,330           744,159
   Debenture proceeds paid to affiliate                                               (5,167,835)                -
   Receipt of mortgage principal from scheduled payments                                 147,048           327,574
   Proceeds from mortgage prepayments and sales                                       20,780,306         2,674,487
   Proceeds from mortgage assignments                                                          -         1,469,078
                                                                                     -----------       -----------

            Net cash provided by investing activities                                 26,905,849         5,215,298
                                                                                     -----------       -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                    (27,779,126)      (14,078,101)
                                                                                     -----------       -----------

Net increase (decrease) in cash and cash equivalents                                     702,726        (6,710,972)


Cash and cash equivalents, beginning of period                                        11,345,058        10,448,516
                                                                                     -----------       -----------

Cash and cash equivalents, end of period                                             $12,047,784       $ 3,737,544
                                                                                     ===========       ===========

Portion of debenture due from a third party in exchange for an assigned mortgage     $         -       $   810,660
Debentures received from HUD in exchange for assigned mortgages                        1,741,873         1,812,914
Portion of debentures due to an affiliate                                                      -          (906,456)
9% of net proceeds due from HUD for assigned mortgage                                          -           149,566


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

     Prior to December 1993, the Partnership was engaged in the business of originating and acquiring government insured mortgage loans ("Insured Mortgages"). The Partnership's Investment in Insured Mortgages is comprised of participation certificates evidencing a 100 % undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal
Housing Administration ("FHA") programs ("FHA-Insured Certificates") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2009, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the recent trend in mortgage prepayments is expected to continue. Such mortgage prepayments, if continued at the recent trend, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

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


3. INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:


                                                                 June 30,               December 31,
                                                                   2004                     2003
                                                                -----------             ------------
  Number of:
    GNMA Mortgage-Backed Securities (4)                                   2                        2
    FHA-Insured Certificates (1) (2) (3)                                  7                       10
  Amortized Cost (4)                                            $24,299,628              $34,857,381
  Face Value (4)                                                 24,409,574               34,926,078
  Fair Value (4)                                                 24,977,429               35,147,430


(1) In May 2004, the mortgage on Waterford Green Apartments was prepaid. The Partnership received net proceeds of approximately $6.6 million and recognized a gain of approximately $923,000 for the three and six months ended June 30,

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

      2004. A distribution of approximately $0.455 per Unit related to the prepayment of this mortgage was declared in May and a distribution of approximately $0.07 per Unit for additional proceeds received related to the Partnership's participation interest in this mortgage was declared in June. Both distributions were paid to Unitholders in August 2004.
(2) In May 2004, the mortgage on Northwood Place was prepaid. The Partnership received net proceeds of approximately $4.3 million and recognized a loss of approximately $51,000 for the three and six months ended June 30, 2004. A distribution of approximately $0.345 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2004.
(3) In June 2004, the mortgage on Stafford Towers was prepaid. The Partnership received net proceeds of approximately $303,000 and recognized a loss of approximately $21,000 for the three and six months ended June 30, 2004. A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in July and is expected to be paid to Unitholders in November 2004.
(4) In July 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold, with the consent of the Advisor. The Partnership received net proceeds of approximately $10.6 million and expects to recognize a gain of approximately $552,000 in the third quarter of 2004. A distribution of approximately $0.84 per Unit related to the sale of this mortgage was declared in July and is expected to be paid to Unitholders in November 2004.

     As of August 1, 2004, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.


4. INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured
Loans:

                                                                 June 30,               December 31,
                                                                   2004                      2003
                                                               ------------             ------------
    Number of Loans (1) (2)                                               -                        3
    Amortized Cost                                             $          -             $ 10,628,077
    Face Value                                                            -               10,652,222
    Fair Value                                                            -               11,278,741


(1) In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments. Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by American Insured Mortgage Investors ("AIM 84"), approximately $1.7 million of the debenture face value was due to AIM 84. See further discussion in Note 5.
(2) In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the Advisor. The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the six months ended June 30, 2004. The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.


5.     INVESTMENTS IN DEBENTURES, DUE TO AFFILIATE AND OTHER

     The Partnership, as the mortgagee, had the right to assign mortgages to the United States Department of Housing and Urban Development ("HUD") under the
Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") at the expiration of 20 years from the date of final endorsement ("Anniversary Date"). The Partnership, as the mortgagee, could exercise its option to put a mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure was applicable to an Insured Mortgage which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. A mortgagee electing to assign an Insured Mortgage to HUD received, in exchange therefore, a debenture. As of June 30, 2004, the Partnership no longer holds mortgage investments eligible for assignment to HUD under the Section 221 program. The following is a discussion of debentures received in exchange for mortgages assigned to HUD under the
Section 221 Program:

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


Debenture and due to affiliate
------------------------------

     Listed below are debentures redeemed by HUD in January 2004. The Partnership received aggregate proceeds of approximately $10.6 million, which included the face value of the debentures, plus accrued interest. The debentures paid interest semi-annually on January 1 and July 1. Since the mortgages listed were beneficially owned 50% by the Partnership and 50% by AIM 84, an affiliate of the Partnership, approximately $5.3 million of the proceeds were transferred to AIM 84. A distribution of the remaining $5.3 million or approximately $0.42 per Unit was declared in January 2004 and paid to Unitholders in May 2004.

     (Dollars in thousands, except per unit amounts)
                                                                  Face Value   Face Value      Date
                                Redemption   Interest   Face        Due to     Due to the   Debenture
    Debenture for mortgage on:     Date       Rate      Value     Affiliate    Partnership  Received
    -------------------------   -----------  --------   ------    ---------    -----------  ---------
    Baypoint Shoreline
      Apartments                01/01/2004    6.375%    $ 1,813   $      906   $      906     Feb-03

    College Green Apartments    01/01/2004    5.750%      2,571        1,286        1,286     Jul-03

    Brougham Estates II         01/01/2004    5.750%      4,774        2,387        2,387     Aug-03

    Town Park Apartments        01/01/2004    5.750%      1,178          589          589     Aug-03
                                                        -------   ----------   ----------
    Total debentures                                    $10,336   $    5,168   $    5,168
                                                        =======   ==========   ==========


     In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments. The face value of the debenture was approximately $3.5 million and pays interest semi-annually on
January 1 and July 1. The Partnership recognized a gain of approximately $246,000 in the first quarter of 2004 related to this assignment. This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84. In February 2004, the Partnership, with the consent of the Advisor, sold AIM 84's 50% interest in this debenture and subsequently transferred the cash proceeds, which included the face value of the debenture, plus accrued interest, of approximately $1.8 million to AIM 84. The fair value of this debenture, of approximately $1.7 million, was included in Investment in Debentures on the Partnership's balance sheet as of June 30, 2004.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


6. DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2004 and 2003 are as follows:

                                                2004           2003
                                                -----          ----

          Quarter ended March 31                $2.010 (1)     $0.310 (3)
          Quarter ended June 30                  0.925 (2)      0.255 (4)
                                                ------         ------
                                                $2.935         $0.565
                                                ======         ======

     The following disposition proceeds are included in the distributions listed above:

                                                                           Date                       Net
                                                                         Proceeds       Type of     Proceeds
      Name of property to which mortgage was held                        Received     Disposition   Per Unit
      -------------------------------------------                        --------     -----------   --------
      (1) Quarter ended March 31, 2004:
           Pleasant View Nursing Home                                    Dec 2003     Prepayment      $0.570
           Stone Hedge Village Apartments                                Dec 2003     Prepayment       0.135
           Baypoint Shoreline Apts., College Green Apts., Brougham
             Estates II and Town Park Apts. (redemption of debentures)   Jan 2004     Assignments      0.420
           The Executive House (redemption of debenture)                 Jan 2004     Assignment       0.065
           Cobblestone Apts. and The Plantation                          Feb 2004        Sale          0.760
      (2) Quarter ended June 30, 2004:
           Northwood Place                                               May 2004     Prepayment       0.345
           Waterford Green Apartments                                    May 2004     Prepayment       0.455
           Waterford Green Apartments - participation interest           May 2004     Prepayment       0.070
      (3) Quarter ended March 31, 2003:
           Walnut Hills                                                  Dec 2002     Prepayment       0.040
           Westbrook Apartments                                          Jan 2003     Assignment       0.120
           Fairlawn II (redemption of 7.5% debenture)                    Jan 2003     Assignment       0.060
      (4) Quarter ended June 30, 2003:
           Stonebridge Apartments                                        Mar 2003     Prepayment       0.075
           Magnolia Place Apartments                                     May 2003     Prepayment       0.020
           Willow Dayton                                                 May 2003     Prepayment       0.070


     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the recent trend in mortgage prepayments is expected to continue. Such mortgage prepayments, if continued at the recent trend, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


of the Partnership distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                       For the                  For the
                                                                                 three months ended         six months ended
                                                                                      June 30,                 June 30,
       Name of Recipient                 Capacity in Which Served/Item            2004        2003         2004        2003
       -----------------                 -----------------------------            -----       -----        -----       ----
CRIIMI, Inc. (1)                      General Partner/Distribution              $ 453,453   $ 125,006   $1,438,794   $ 276,974

AIM Acquisition Partners, L.P.(2)     Advisor/Asset Management Fee                 80,813     157,123      187,442     320,574

CRIIMI MAE Management, Inc.(3)        Affiliate of General Partner/Expense
                                        Reimbursement                              12,589      12,735       29,108      30,970


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of total invested assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $23,815 and $55,239 for the three and six months ended June 30, 2004, respectively and $46,305 and $94,477 for the three and six months ended June 30, 2003, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. . Based upon the current level of interest rates, the recent trend in mortgage prepayments is expected to continue. Such mortgage prepayments, if continued at the recent trend, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.

Mortgage Investments
--------------------

     As of June 30, 2004, the Partnership had invested in 9 Insured Mortgages and one debenture with an

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

aggregate amortized cost of approximately $26.0 million, an aggregate face value of approximately $26.2 million and an aggregate fair value of approximately $26.7 million, as compared to December 31, 2003, when the Partnership had invested in 15 Insured Mortgages and five debentures with an aggregate amortized cost of approximately $51.5 million, an aggregate face value of approximately $51.6 million and an aggregate fair value of approximately $52.4 million.

     During the first quarter of 2004, two Insured Mortgages were sold, five debentures were redeemed and one debenture was issued as assignment proceeds for one mortgage with an aggregate amortized cost of approximately $14.4 million, an aggregate face value of approximately $14.1 million. The following is an explanation of the Insured Mortgage dispositions during the second quarter of 2004:

     In May 2004, the mortgage on Waterford Green Apartments was prepaid. The Partnership received net proceeds of approximately $6.6 million and recognized a gain of approximately $923,000 for the three and six months ended June 30, 2004. A distribution of approximately $0.455 per Unit related to the prepayment of this mortgage was declared in May and a distribution of approximately $0.07 per Unit of additional proceeds received related to participation interest on this mortgage was declared in June. Both distributions were paid to Unitholders in August 2004.

     In May 2004, the mortgage on Northwood Place was prepaid. The Partnership received net proceeds of approximately $4.3 million and recognized a loss of approximately $51,000 for the three and six months ended June 30, 2004. A distribution of approximately $0.345 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2004.

     In June 2004, the mortgage on Stafford Towers was prepaid. The Partnership received net proceeds of approximately $303,000 and recognized a loss of approximately $21,000 for the three and six months ended June 30, 2004. A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in July and is expected to be paid to Unitholders in November 2004.

     In July 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold, with the consent of the Advisor. The Partnership received net proceeds of approximately $10.6 million and expects to recognize a gain of approximately $552,000 in the third quarter of 2004. A distribution of approximately $0.84 per Unit related to the sale of this mortgage was declared in July and is expected to be paid to Unitholders in November 2004.

     After the sale of the Insured Mortgage in July 2004 the Partnership had invested in 8 Insured Mortgages and one debenture with an aggregate face value of approximately $15.6 million. As of August 1, 2004, all of the Insured Mortgages are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased by approximately $45,000 for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in gains on mortgage dispositions, and a decrease in expenses largely offset by a decrease in mortgage investment income. Net earnings decreased by approximately $176,000 for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in mortgage investment income partially offset by an increase in gains on mortgage dispositions and a decrease in expenses.

     Mortgage investment income decreased by approximately $652,000 and $1.2 million for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 13 mortgage dispositions with an aggregate principal balance of approximately $35.5 million, representing an

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

approximate 59% decrease in the aggregate principal balance of the total mortgage portfolio since June 30, 2003.

     Interest and other income increased by approximately $15,000 and $56,000 for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to an increase in debenture interest and due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $76,000 and $133,000 for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $48,000 and $67,000 for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to the reduction in the mortgage base.

     Net gains on mortgage dispositions increased by approximately $558,000 and $738,000 for the three and six months ended June 30, 2004, respectively, as compared to the corresponding period in 2003. During the three months ended March 31, 2004, the Partnership recognized a gain of approximately $246,000 from the assignment of one mortgage and gains of approximately $386,000 from the sale of two mortgages. During the three months ended June 30, 2004, the Partnership recognized gains of approximately $851,000 from the prepayment of three mortgages. During the first three months of 2003, the Partnership recognized a gain of approximately $93,000 from the prepayment of one mortgage and gains of approximately $359,000 from the assignment of two mortgages. During the three months ended June 30, 2003, the Partnership recognized gains of approximately $196,000 from the prepayment of three mortgages and gains of approximately $97,000 from the assignment of one mortgage.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient during the six months ended June 30, 2004 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the recent trend in mortgage prepayments is expected to continue. Such mortgage prepayments, if continued at the recent trend, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any
existing  Partnership   obligations  and  expenses,

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$576,000 for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in mortgage investment income, partially offset by decreases in asset management fee and general and administrative expenses.

     Net cash provided by investing activities increased by approximately $21.7 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to increases in proceeds received from mortgage prepayments and sales and net debenture redemptions, partially offset by a decrease in proceeds received from mortgage assignments.

     Net cash used in financing activities increased by approximately $13.7 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003, due to an increase in the amount of distributions paid to partners in the first six months of 2004 compared to the same period in 2003.

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

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of June 30, 2004, in market risk from the information provided as of December 31, 2003 in the Partnership's Annual Report on Form 10-K as of December 31, 2003.


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

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
              --------

              Exhibit No.                        Purpose
              -----------

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


(b) Reports on Form 8-K

              Date
              ----

              April 22, 2004          To report a press release issued on
                                      April 21, 2004 announcing the April 2004 distribution to the Partnership's
                                      Unitholders.

              May 6, 2004             To report a press release issued on
                                      May 4, 2004 announcing the Partnership's first quarter financial results.

              June 2, 2004            To report a press release issued on
                                      May 19, 2004 announcing the May 2004
                                      distribution to the Partnership's
                                      Unitholders.

              June 21, 2004           To report a press release issued on
                                      June 21, 2004 announcing the June 2004
                                      distribution to the Partnership's
                                      Unitholders.

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

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 85
                                     (Registrant)

                                     By:      CRIIMI, Inc.
                                              General Partner


                                     /s/Cynthia O. Azzara
August 12, 2004                      --------------------------------
----------------                     Cynthia O. Azzara
DATE                                 Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer (Principal Accounting Officer)