Form 10-Q/A
period 2004-06-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2004-08-31
CIK 753281

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed to amend the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (the "Original 10-Q"). This Amendment does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment is effective for all purposes as of the date of the filing of the Original 10-Q.

Specifically, the Registrant is filing this Amendment No. 1 solely for the purpose of including Exhibit Numbers 31.1, 31.2, 32.1 and 32.2 which were erroneously omitted from the Original 10-Q due to a clerical error.

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

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 85
                                     (Registrant)

                                     By:      CRIIMI, Inc.
                                              General Partner


                                     /s/Cynthia O. Azzara
August 31, 2004                      --------------------------------
----------------                     Cynthia O. Azzara
DATE                                 Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer (Principal Accounting Officer)