Form 10-Q
period 2004-09-30
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2004-11-09
CIK 753281

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                     September 30, 2004
                                          ------------------

Commission file number                          1-11059
                                          --------------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


         California                                     13-3257662
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------      -------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (301) 816-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As  of  September  30,  2004,   12,079,514   depositary  units  of  limited
partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                          Page
                                                                          ----
PART I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets-September 30, 2004 (unaudited) and
               December 31, 2003                                            3

            Statements of Income and Comprehensive Income - for
               the three and nine months ended September 30, 2004
               and 2003 (unaudited)                                         4

            Statement of Changes in Partners' Equity - for the
               nine months ended September 30, 2004 (unaudited)             5

            Statements of Cash Flows - for the nine months ended
               September 30, 2004 and 2003 (unaudited)                      6

            Notes to Financial Statements (unaudited)                       7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13

Item 3.     Qualitative and Quantitative Disclosures about Market Risk     16

Item 4.     Controls and Procedures                                        17

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                               18

Signature                                                                  19

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    BALANCE SHEETS

                                                           September 30,      December 31,
                                                               2004               2003
                                                           ------------      ------------
                                                           (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value                $ 14,344,015      $ 35,147,430

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium                             -        10,628,077

Investment in debentures, at fair value                       1,741,873        10,335,670

Cash and cash equivalents                                    11,496,726        11,345,058

Receivables and other assets                                    146,122         1,592,192
                                                           ------------      ------------
      Total assets                                         $ 27,728,736      $ 69,048,427
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $ 11,187,063       $ 2,513,947

Accounts payable and accrued expenses                            80,249            73,460

Due to affiliate                                                      -         5,319,243
                                                           ------------      ------------
      Total liabilities                                      11,267,312         7,906,650
                                                           ------------      ------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  25,125,410        67,926,439
  General partner's deficit                                  (8,811,691)       (7,074,710)
  Accumulated other comprehensive income                        147,705           290,048
                                                           ------------      ------------
      Total partners' equity                                 16,461,424        61,141,777
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 27,728,736      $ 69,048,427
                                                           ============      ============

      The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                        (Unaudited)

                                                             For the three months ended        For the nine months ended
                                                                      September 30,                    September 30,
                                                                 2004             2003            2004            2003
                                                               ---------      -----------      -----------     -----------
Income:
  Insured mortgage investment income                           $ 353,160      $ 1,161,982      $ 1,768,017     $ 3,745,842
  Interest and other income                                       63,274           77,349          182,777         141,231
                                                               ---------      -----------      -----------     -----------
                                                                 416,434        1,239,331        1,950,794       3,887,073
                                                               ---------      -----------      -----------     -----------
Expenses:
  Asset management fee to related parties                         45,038          148,703          232,480         469,277
  General and administrative                                      75,984          106,163          232,135         329,205
                                                               ---------      -----------      -----------     -----------
                                                                 121,022          254,866          464,615         798,482
                                                               ---------      -----------      -----------     -----------
Net earnings before gains on insured
  mortgage dispositions                                          295,412          984,465        1,486,179       3,088,591

Net gains on insured mortgage dispositions                       571,671          627,469        2,055,067       1,373,339
                                                               ---------      -----------      -----------     -----------
Net earnings                                                   $ 867,083      $ 1,611,934      $ 3,541,246     $ 4,461,930
                                                               =========      ===========      ===========     ===========

Other comprehensive (loss) income - adjustment to
  unrealized (loss) gain on investments in insured mortgages    (530,096)         244,552         (142,343)       (223,853)
                                                               ---------      -----------      -----------     -----------
Comprehensive income                                           $ 336,987      $ 1,856,486      $ 3,398,903     $ 4,238,077
                                                               =========      ===========      ===========     ===========
Net earnings allocated to:
  Limited partners - 96.1%                                     $ 833,267      $ 1,549,069      $ 3,403,137     $ 4,287,915
  General Partner -   3.9%                                        33,816           62,865          138,109         174,015
                                                               ---------      -----------      -----------     -----------
                                                               $ 867,083      $ 1,611,934      $ 3,541,246     $ 4,461,930
                                                               =========      ===========      ===========     ===========
Net earnings per Unit of limited
  partnership interest - basic                                 $    0.07      $      0.13      $      0.28     $      0.35
                                                               =========      ===========      ===========     ===========

        The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS



              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2004

                                   (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                       General            Limited        Comprehensive
                                                       Partner            Partners           Income         Total
                                                     ------------       ------------        ---------     ------------
Balance, December 31, 2003                           $ (7,074,710)      $ 67,926,439        $ 290,048     $ 61,141,777

  Net earnings                                            138,109          3,403,137                -        3,541,246

  Adjustment to unrealized gains on
     investments in insured mortgages                           -                  -         (142,343)        (142,343)

  Distributions paid or accrued of $3.825 per Unit,
    including return of capital of $3.545 per Unit     (1,875,090)       (46,204,166)               -      (48,079,256)
                                                     ------------       ------------        ---------     ------------

Balance, September 30, 2004                          $ (8,811,691)      $ 25,125,410        $ 147,705     $ 16,461,424
                                                     ============       ============        =========     ============

Limited Partnership Units outstanding - basic, as of
   and for the three and nine months ended September 30, 2004             12,079,514
                                                                        ============


   The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                             2004             2003
                                                                                         -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                          $ 3,541,246       $ 4,461,930
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                  (2,055,067)       (1,373,339)
      Changes in assets and liabilities:
         Decrease  in receivables and other assets                                           635,410            37,306
         Increase in accounts payable and accrued expenses                                     6,789            11,864
         (Decrease) increase in due to affiliate                                            (151,408)           91,704
                                                                                         -----------       -----------

            Net cash provided by operating activities                                      1,976,970         3,229,465
                                                                                         -----------       -----------

Cash flows from investing activities:
   Proceeds from redemption of debentures                                                 11,146,330         2,674,487
   Debenture proceeds paid to affiliate                                                   (5,167,835)        1,528,983
   Receipt of mortgage principal from scheduled payments                                     188,577           744,159
   Proceeds from mortgage prepayments and sales                                           31,413,766                 -
   Proceeds from mortgage assignments                                                              -           465,339
                                                                                         -----------       -----------

            Net cash provided by investing activities                                     37,580,838         5,412,968
                                                                                         -----------       -----------

Cash flows used in financing activities:
  Distributions paid to partners                                                         (39,406,140)      (17,283,389)
                                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                                         151,668        (8,640,956)

Cash and cash equivalents, beginning of period                                            11,345,058        10,448,516
                                                                                         -----------       -----------

Cash and cash equivalents, end of period                                                 $11,496,726       $ 1,807,560
                                                                                         ===========       ===========

Portion of debenture due from a third party in exchange for an assigned mortgage         $         -       $   810,660
Debentures received from HUD in exchange for assigned mortgages                            1,741,873        10,335,670
Portion of debentures due to affiliate                                                             -        (5,167,835)



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

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue. Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, and such distribution to Unitholders will be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2004, and the results of its operations for the three and nine months ended
September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

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


3. INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                               September 30,            December 31,
                                                                   2004                     2003
                                                               ------------             ------------
  Number of:
    GNMA Mortgage-Backed Securities (4)                                   1                        2
    FHA-Insured Certificates (1) (2) (3)                                  7                       10
  Amortized Cost                                                $14,196,310              $34,857,381
  Face Value                                                     14,304,777               34,926,078
  Fair Value                                                     14,344,015               35,147,430

(1) In May 2004, the mortgage on Waterford Green Apartments was prepaid. The Partnership received net proceeds of approximately $6.6 million and recognized a gain of approximately $19,000 and $923,000 for the three and nine months

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


      ended September 30, 2004. A distribution of approximately $0.455 per Unit related to the prepayment of this mortgage was declared in May and a distribution of approximately $0.07 per Unit for additional proceeds received related to the Partnership's participation interest in this mortgage was declared in June. Both distributions were paid to Unitholders in August 2004.
(2) In May 2004, the mortgage on Northwood Place was prepaid. The Partnership received net proceeds of approximately $4.3 million and recognized a loss of approximately $51,000 for the nine months ended September 30, 2004. A distribution of approximately $0.345 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2004.
(3) In June 2004, the mortgage on Stafford Towers was prepaid. The Partnership received net proceeds of approximately $303,000 and recognized a loss of approximately $21,000 for the nine months ended September 30, 2004. A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in July and paid to Unitholders in November 2004.
(4) In July 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold, with the consent of the Advisor. The Partnership received net proceeds of approximately $10.6 million and recognized a gain of approximately $553,000 for the three and nine months ended September 30, 2004. A distribution of approximately $0.84 per Unit related to the sale of this GNMA security was declared in July and paid to Unitholders in November 2004.

     As of November 1, 2004, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.


4. INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                               September 30,            December 31,
                                                                   2004                      2003
                                                               ------------            --------------
    Number of Loans (1) (2)                                               -                        3
    Amortized Cost                                             $          -             $ 10,628,077
    Face Value                                                            -               10,652,222
    Fair Value                                                            -               11,278,741


(1) In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments. Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by American Insured Mortgage Investors ("AIM 84"), approximately $1.7 million of the debenture face value was due to AIM 84. See further discussion in Note 5.
(2) In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the Advisor. The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the nine months ended September 30, 2004. The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.


5.     INVESTMENTS IN DEBENTURES, DUE TO AFFILIATE AND OTHER

     The Partnership, as the mortgagee, had the right to assign mortgages to the United States Department of Housing and Urban Development ("HUD") under the
Section 221(g)(4) program of the National Housing Act (the "Section 221 Program.") at the expiration of 20 years from the date of final endorsement ("Anniversary Date"). The Partnership, as the mortgagee, could exercise its option to put a mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure was applicable to an Insured Mortgage which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. A mortgagee electing to assign an Insured Mortgage to HUD received, in exchange therefore, a debenture. As of September 30, 2004, the Partnership no longer holds mortgage investments eligible for assignment to HUD under the Section 221 program. The following is a discussion of debentures received in exchange for mortgages

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


assigned to HUD under the Section 221 Program:

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

     (Dollars in thousands, except per unit amounts)
                                                                  Face Value   Face Value     Date
                                Redemption   Interest    Face       Due to     Due to the   Debenture
    Debenture for mortgage on:      Date       Rate      Value    Affiliate    Partnership  Received
    -------------------------   ----------   --------   -------   ----------   -----------  --------
    Baypoint Shoreline
      Apartments                01/01/2004    6.375%    $ 1,813       $  906       $  906     Feb-03

    College Green Apartments    01/01/2004    5.750%      2,571        1,286        1,286     Jul-03

    Brougham Estates II         01/01/2004    5.750%      4,774        2,387        2,387     Aug-03

    Town Park Apartments        01/01/2004    5.750%      1,178          589          589     Aug-03
                                                        -------       ------       ------
    Total debentures                                    $10,336       $5,168       $5,168
                                                        =======       ======       ======


     In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments. The face value of the debenture was approximately $3.5 million and pays interest semi-annually on
January 1 and July 1. The Partnership recognized a gain of approximately $246,000 in the first quarter of 2004 related to this assignment. This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84. In February 2004, the Partnership, with the consent of the Advisor, sold AIM 84's 50% interest in this debenture and subsequently transferred the cash proceeds, which included the face value of the debenture, plus accrued interest, of approximately $1.8 million to AIM 84. The fair value of this debenture, of approximately $1.7 million, was included in Investment in Debentures on the Partnership's balance sheet as of September 30, 2004.

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

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


6. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2004 and 2003 are as follows:

                                       2004           2003
                                       ----          ----
Quarter ended March 31                $2.010 (1)     $0.310 (4)
Quarter ended June 30                  0.925 (2)      0.255 (5)
Quarter ended September 30             0.890 (3)      0.130 (6)
                                      ------         ------
                                      $3.825         $0.695
                                      ======         ======

     The following disposition proceeds are included in the distributions listed above:

                                                                           Date                       Net
                                                                         Proceeds       Type of     Proceeds
      Name of property to which mortgage was held                        Received     Disposition   Per Unit
      -------------------------------------------                        --------     -----------   --------
      (1) Quarter ended March 31, 2004:
           Pleasant View Nursing Home                                    Dec 2003     Prepayment      $0.570
           Stone Hedge Village Apartments                                Dec 2003     Prepayment       0.135
           Baypoint Shoreline Apts., College Green Apts., Brougham
             Estates II and Town Park Apts. (redemption of debentures)   Jan 2004     Assignments      0.420
           The Executive House (redemption of debenture)                 Jan 2004     Assignment       0.065
           Cobblestone Apts. and The Plantation                          Feb 2004        Sale          0.760
      (2) Quarter ended June 30, 2004:
           Northwood Place                                               May 2004     Prepayment       0.345
           Waterford Green Apartments                                    May 2004     Prepayment       0.455
           Waterford Green Apartments - participation interest           May 2004     Prepayment       0.070
      (3) Quarter ended September 30, 2004:
           Oak Forest Apartments II                                     July 2004        Sale           0.84
           Stafford Towers                                              June 2004     Prepayment        0.02
      (4) Quarter ended March 31, 2003:
           Walnut Hills                                                  Dec 2002     Prepayment       0.040
           Westbrook Apartments                                          Jan 2003     Assignment       0.120
           Fairlawn II (redemption of 7.5% debenture)                    Jan 2003     Assignment       0.060
      (5) Quarter ended June 30, 2003:
           Stonebridge Apartments                                        Mar 2003     Prepayment       0.075
           Magnolia Place Apartments                                     May 2003     Prepayment       0.020
           Willow Dayton                                                 May 2003     Prepayment       0.070
      (6) Quarter ended September 30, 2003:
            Ashley Oaks Apartments                                      June 2003     Prepayment       0.040

     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership
continues  to  liquidate  its  mortgage   investments  and  Unitholders

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue. Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, and such distribution to Unitholders will be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                       For the                  For the
                                                                                 three months ended        nine months ended
                                                                                    September 30,            September 30,
       Name of Recipient                 Capacity in Which Served/Item            2004        2003         2004        2003
       -----------------                 -----------------------------            -----       -----        -----       ----
CRIIMI, Inc. (1)                      General Partner/Distribution             $ 436,295    $ 63,729   $1,875,090   $ 340,703

AIM Acquisition Partners, L.P.(2)     Advisor/Asset Management Fee                45,038     148,703      232,480     469,277

                                      Affiliate of General Partner/Expense
CRIIMI MAE Management, Inc.(3)        Reimbursement                               15,950      14,831       45,058      45,801

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of total invested assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $13,272 and $68,511 for the three and nine months ended September 30, 2004, respectively and $43,823 and $138,300 for the three and nine months ended September 30, 2003, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue. Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Mortgage Investments
--------------------

     As of September 30, 2004, the Partnership had invested in 8 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $15.9 million, an aggregate face value of approximately $16.0 million and an aggregate fair value of approximately $16.1 million, as compared to December 31, 2003, when the Partnership had invested in 15 Insured Mortgages and five debentures with an aggregate amortized cost of approximately $51.5 million, an aggregate face value of approximately $51.6 million and an aggregate fair value of approximately $52.4 million.

     During the first quarter of 2004, two Insured Mortgages were sold, five debentures were redeemed and one debenture was issued as assignment proceeds for one mortgage. The net aggregate amortized cost and aggregate face value of these assets was approximately $14.9 million as of December 31, 2003.

     During the second quarter of 2004, three Insured Mortgages prepaid. These mortgages had an aggregate amortized cost and an aggregate face value of approximately $10.4 million as of December 31, 2003.

     During the third quarter of 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold, with the consent of the Advisor. This GNMA security had an amortized cost and face value of approximately $10.1 million as of December 31, 2003. The Partnership received net proceeds of approximately $10.6 million and recognized a gain of approximately $553,000 for the three and nine months ended September 30, 2004. A distribution of approximately $0.84 per Unit related to the sale of this GNMA security was declared in July and paid to Unitholders in November 2004.

     As of November 1, 2004, all of the Insured Mortgages were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $745,000 and $921,000 for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003. For the three month period, the decrease is primarily due to a decrease in mortgage investment income and net gains on mortgage dispositions partially offset by a decrease in expenses. For the nine month period, the decrease is primarily due to a decrease in mortgage investment income partially offset by an increase in net gains on mortgage dispositions and a decrease in expenses.

     Mortgage investment income decreased by approximately $809,000 and $2.0 million for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 11 mortgage dispositions with an aggregate principal balance of approximately $41.4 million, representing an approximate 74% decrease in the aggregate principal balance of the total mortgage portfolio since September 30, 2003.

     Interest and other income decreased by approximately $14,000 for the three months ended September 30, 2004 and increased by approximately $42,000 for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. These fluctuations were primarily due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $104,000 and $237,000 for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to the reduction in the mortgage base, as previously discussed.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General and administrative expenses decreased by approximately $30,000 and $97,000 for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003, primarily due to the reduction in the mortgage base.

     Net gains on mortgage dispositions decreased by approximately $56,000 for the three months ended September 30, 2004 and increased by approximately $682,000 for the nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003. During the six months ended June 30, 2004, the Partnership recognized a gain of approximately $246,000 from the assignment of one mortgage, gains of approximately $386,000 from the sale of two mortgages and net gains of approximately $851,000 from the prepayment of three mortgages. During the three months ended September 30, 2004, the Partnership recognized a gain of approximately $553,000 from the sale of one mortgage and additional gain of approximately $19,000 from a mortgage that prepaid in the second quarter. During the first six months of 2003, the Partnership recognized gains of approximately $289,000 from the prepayment of four mortgages and gains of approximately $457,000 from the assignment of three mortgages. During the three months ended September 30, 2003, the Partnership recognized gains of approximately $627,000 from the assignment of three mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2004 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue. Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution to Unitholders will be based on the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, and such distribution to Unitholders will be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $1.3 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in mortgage investment income, partially offset by decreases in asset management fee and general and administrative expenses.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net cash provided by investing activities increased by approximately $32.2 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to increases in proceeds received from mortgage prepayments and sales and net debenture redemptions, partially offset by a decrease in proceeds received from mortgage assignments and mortgage principal from scheduled payments.

     Net cash used in financing activities increased by approximately $22.1 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, due to an increase in the amount of distributions paid to partners in the first nine months of 2004 compared to the same period in 2003.

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Partnership continually evaluates the estimates used to prepare the financial statements, and updates those estimates as necessary. In general, the General Partner's estimates are based on historical experience, on information from third parties, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates.

     The General Partner considers an accounting estimate to be critical if:

o it requires assumptions to be made that were uncertain at the time the estimate was made; and
o changes in the estimate or different estimates that could have been selected and could have a material impact on the Partnership's results of operations or financial condition.

     The Partnership's primary critical accounting estimate relates to the determination of fair values for Insured Mortgages. The Partnership estimates the fair value of its Insured Mortgages internally. The Partnership uses a discounted cash flow methodology to estimate the fair value. This requires the Partnership to make certain estimates regarding discount rates and expected prepayments. The estimated cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and (iii) recent transactions. Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership's insured mortgages. Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership's insured mortgages. The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages. In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties. In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured Mortgages will decrease. If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.


ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of September 30, 2004, in market risk from the information provided as of December 31, 2003 in the Partnership's Annual Report on Form 10-K as of December 31, 2003.

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


(b) Reports on Form 8-K

            Date
            ----

            July 26, 2004        To report a press release issued on July 21,
                                 2004 announcing the July 2004 distribution to the Partnership's Unitholders.

            August 12, 2004      To report a press release issued on August 11,
                                 2004 announcing the Partnership's second quarter financial results.

            August 26, 2004      To report a press release issued on August 20,
                                 2004 announcing the August 2004 distribution to the Partnership's Unitholders.

            September 24, 2004   To report a press release issued on
                                 September 21, 2004 announcing the September
                                 2004 distribution to the Partnership's
                                 Unitholders.

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

                                    AMERICAN INSURED MORTGAGE
                                    INVESTORS L.P. - SERIES 85
                                    (Registrant)

                                     By:      CRIIMI, Inc.
                                              General Partner


November 9, 2004                     /s/Cynthia O. Azzara
----------------                     ---------------------------------------
DATE                                 Cynthia O. Azzara
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer (Principal Accounting Officer)