Form 10-K
period 2004-12-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2005-03-08
CIK 753281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-11059

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

(Exact name of registrant as specified in its charter)

California	13-3257662
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike

Rockville, Maryland  20852

(Address of principal executive offices)

Registrant’s telephone number,

including area code (301) 255-4700

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Depositary Units of Limited Partnership Interest	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐ No  ☒

As of December 31, 2004, 12,079,514 depositary units of limited partnership interest were outstanding.  The aggregate market value of such units held by non-affiliates of the Registrant, based on the last reported sale price on June 30, 2004, was $30,068,030.

Documents incorporated by Reference

None

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.          BUSINESS

FORWARD-LOOKING STATEMENTS.  When used in this Annual Report on Form 10-K, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will,” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially.  Accordingly, the following information contains or may contain forward-looking statements:  (1) information included in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission (“SEC”) including, without limitation, statements with respect to growth, projected revenues, earnings, returns, distributions and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to disposition of investments, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans.  Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory matters, (ii) interest rates, (iii) prepayment of mortgages, (iv) defaulted mortgages, (v) errors in servicing defaulted mortgages and (vi) sales of mortgage investments below fair market value.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof.  The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business

American Insured Mortgage Investors - Series 85, L.P. (the “Partnership”) was formed pursuant to a limited partnership agreement, as subsequently amended (“Partnership Agreement”) under the Uniform Limited Partnership Act of the state of California on June 26, 1984.  The Partnership’s business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of principal and interest on such mortgage investments, including debentures issued by the United States Department of Housing and Urban Development (“HUD”) in exchange for such mortgages, to the holders of its depositary units of limited partnership interests (“Unitholders”).  During the period from March 8, 1985 (the initial closing date of the Partnership’s public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 depositary Units of limited partnership interest (“Units”) raised a total of $241,587,780 in gross proceeds.  In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units.

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

Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the “Advisory Agreements”), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership’s portfolio of mortgages and the disposition of the Partnership’s mortgages.  Such services are subject to the review and ultimate authority of the General Partner.  However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the “Consent Rights”).  The Advisor is permitted to delegate and has delegated the performance of services to CRIIMI MAE Services Limited Partnership (“CMSLP”), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the “Sub-Advisory Agreement”).  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.  The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services.  Furthermore, the Advisor has retained its Consent Rights.

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

As of December 31, 2004, the Partnership had investments in 8 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $15.9 million, an aggregate face value of approximately $16.0 million and an aggregate fair value of approximately $16.0 million, as compared to December 31, 2003, when the Partnership had investments in 15 Insured Mortgages and five debentures with an aggregate amortized cost of approximately $51.5 million, an aggregate face value of approximately $51.6 million and an aggregate fair value of approximately $52.4 million.

During 2004, three Insured Mortgages were sold, three Insured Mortgages prepaid, five debentures were redeemed and one debenture was issued as assignment proceeds for one mortgage.  The net aggregate amortized cost and aggregate face value of these assets was approximately $35.4 million as of December 31, 2003.

As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue.  Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.  Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement.  A final distribution will be based on the Unitholders’ and the General Partner’s pro-rata share of the Partnership’s remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement.  Such distribution to Unitholders will be substantially less than the amount referenced in limited partners’ equity in the Partnership’s financial statements, since the Partnership’s financial statements are prepared in accordance with GAAP and the distributions upon liquidation pursuant to the terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to its General Partner’s deficit to the Partnership.

Additional information concerning the business of the Partnership is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6, 7 and 8 of the Notes to Financial Statements (included in Item 8 hereof).  See also Schedule IV-Mortgage

Loans on Real Estate for the table of the Partnership’s Insured Mortgages as of December 31, 2004.

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

The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the “Advisory Fee”), is equal to 0.95% of the Partnership’s Total Invested Assets. (As defined in the Partnership Agreement, “Total Invested Assets” generally means the aggregate original face value of the Partnership’s current mortgage investments.)  The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the “Sub-Advisory Fee”) of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee.  The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP.  Additional information concerning these fees is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 of the Notes to Financial Statements (included in Item 8 hereof).

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

The General Partner maintains a website for the Partnership at www.americaninsuredmortgage.com. Select AIM 85 to view the Partnership’s annual reports, quarterly reports and distribution history.  Select the AMEX button to access current and historical price data for the Partnership’s Units.  A copy of the General Partners’ Code of Business Conduct and Ethics and any other information may be obtained by writing to the General Partner in care of the Partnership at CRIIMI, Inc., 11200 Rockville, 4th Floor, Rockville, MD  20852 or email aimfunds@criimi.com.

ITEM 2.          PROPERTIES

The Partnership does not own or lease any properties.  Generally, the mortgages underlying the Partnership’s mortgage investments are non-recourse first liens on multifamily residential developments or retirement homes.

ITEM 3.          LEGAL PROCEEDINGS

There are no legal proceedings to which the Partnership is a party.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s Unitholders during the fourth quarter of 2004.

ITEM 5.          MARKET FOR REGISTRANT’S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions

The Units are listed for trading on the American Stock Exchange (“AMEX”) under the trading symbol of “AII.”  The high and low sale prices for the Units as reported on AMEX and the distributions per Unit, as applicable, for each quarterly period in 2004 and 2003 were as follows:

			Amount of Distribution Per Unit
	2004
Quarter Ended	High	Low

March 31	$5.16	$2.94	$2.010
June 30	3.06	2.45	0.925
September 30	2.64	1.37	0.890
December 31	1.49	1.30	0.030
			$3.855

			Amount of Distribution Per Unit
	2003
Quarter Ended	High	Low
March 31	$5.90	$5.43	$0.310
June 30	5.50	5.36	0.255
September 30	5.50	4.86	0.130
December 31	4.95	4.58	0.200
			$0.895

There are no material legal restrictions upon the Partnership’s present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue.  Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.  Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement.  A final distribution will be based on the Unitholders’ and the General Partner’s pro-rata share of the Partnership’s remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement.  Such distribution to Unitholders will be substantially less than the amount referenced in limited partners’ equity in the Partnership’s financial statements, since the Partnership’s financial statements are prepared in accordance with GAAP and the distributions upon liquidation pursuant to the terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to its General Partner’s deficit to the Partnership.

Commencing in the first quarter of 2005, the General Partner will declare distributions of regular cash flow and mortgage proceeds, if any, once each quarter.  The General Partner made the decision to declare distributions quarterly instead of monthly to reduce expenses associated with monthly declarations.  The distributions are to be declared in March, June, September and December and to be paid after the end of each calendar quarter.

As of December 31, 2004, there were approximately 10,540 Unitholders.

The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance.

ITEM 6.        SELECTED FINANCIAL DATA

(Dollars in thousands, except per Unit amounts)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000

Income	$2,312	$5,080	$6,443	$8,526	$9,979

Net gains on mortgage dispositions	2,055	1,498	1,851	1,785	428
Net earnings	3,801	5,573	7,138	8,969	8,866
Net earnings per Unit - Basic and diluted (1)	$0.30	$0.44	$0.57	$0.71	$0.71

Distributions per Unit (1)(2)	$3.855	$0.895	$2.755	$1.91	$1.61

	As of December 31,
	2004	2003	2002	2001	2000

Total assets	$16,802	$69,048	$78,238	$98,070	$118,621
Partners’ equity	16,342	61,142	67,940	94,828	110,982

(1)                Calculated based upon the weighted average number of Units outstanding.

(2)                Includes distributions due the Unitholders for the Partnership’s fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 which were partially paid subsequent to year end.  See Notes 8 and 9 of the Notes to Financial Statements (included in Item 8 hereof) for additional information.

The selected income statement data presented above for the years ended December 31, 2004, 2003, 2002, and the selected balance sheet data as of December 31, 2004 and 2003, are derived from, and are qualified by, reference to the Partnership’s financial statements, which are included elsewhere in this Annual Report on Form 10-K.  The selected income statement data for the years ended December 31, 2001 and 2000, and the selected balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited financial statements not included as part of this Annual Report on Form 10-K.  This data should be read in conjunction with the financial statements and the notes thereto.

ITEM 7.                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Partnership’s business consists of holding government insured mortgage investments primarily on multifamily housing properties and debentures issued by HUD, and distributing the payments of principal and interest on such investments to the holders of its depositary units of limited partnership interests (“Unitholders”).  CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. (“CRIIMI MAE”), is the General Partner (the “General Partner”) for the Partnership and holds a partnership interest of 3.9%.  The Partnership’s primary source of revenue and cash is the payment of mortgage interest and principal from its Insured Mortgages and the payment of debenture interest.

As the Partnership’s mortgage investments continue to paydown and/or are liquidated and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Mortgage Investments

As of December 31, 2004, the Partnership had investments in 8 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $15.9 million, an aggregate face value of approximately $16.0 million and an aggregate fair value of approximately $16.0 million, as compared to December 31, 2003, when the Partnership had investments in 15 Insured Mortgages and five debentures with an aggregate amortized cost of approximately $51.5 million, an aggregate face value of approximately $51.6 million and an aggregate fair value of approximately $52.4 million.

During the 2004, three Insured Mortgages were sold, three Insured Mortgages prepaid, five debentures were redeemed and one debenture was issued as assignment proceeds for one mortgage.  The net aggregate amortized cost and aggregate face value of these assets was approximately $35.4 million as of December 31, 2003.

The Partnership’s investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to the Federal Housing Administration Programs (“FHA”) programs (“FHA-Insured Certificates”) and mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) (“GNMA Mortgage-Backed Securities”).  The mortgages underlying the FHA-Insured Certificates and GNMA Mortgage-Backed Securities are non-recourse first liens on multifamily residential developments or retirement homes.

The following is a discussion of the types of the Partnership’s mortgage investments:

GNMA Mortgage-Backed Securities and FHA-Insured Certificates

Listed below is the Partnership’s aggregate investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates:

	December 31,
	2004	2003

Acquired Mortgages:
Number of
GNMA Mortgage-Backed Securities	1	1
FHA-Insured Certificates (2) and (3)	7	9
Amortized Cost	$14,154,205	$19,053,403
Face Value	14,260,814	19,122,101
Fair Value	14,299,980	19,264,433

Originated Mortgages:
Number of
GNMA Mortgage-Backed Securities (4)	—	1
FHA-Insured Certificates (1)	—	1
Amortized Cost	$—	$15,803,978
Face Value	—	15,803,977
Fair Value	—	15,882,997

(1)          In May 2004, the mortgage on Waterford Green Apartments was prepaid.  The Partnership received net proceeds of approximately $6.6 million and recognized a gain of approximately $942,000 for the year ended December 31, 2004.  A distribution of approximately $0.455 per Unit related to the prepayment of this mortgage was declared in May and a distribution of approximately $0.07 per Unit for additional proceeds received related to the Partnership’s participation interest in this mortgage was declared in June.  Both distributions were paid to Unitholders in August 2004.

(2)          In May 2004, the mortgage on Northwood Place was prepaid.  The Partnership received net proceeds of approximately $4.3 million and recognized a loss of approximately $51,000 for the year ended December 31, 2004.  A distribution of approximately $0.345 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2004.

(3)          In June 2004, the mortgage on Stafford Towers was prepaid.  The Partnership received net proceeds of approximately $303,000 and recognized a loss of approximately $21,000 for the year ended December 31, 2004.  A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in July and paid to Unitholders in November 2004.

(4)          In July 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold with the consent of the Advisor.  The Partnership received net proceeds of approximately $10.6 million and recognized a gain of approximately $553,000 for the year ended December 31, 2004.  A distribution of approximately $0.84 per Unit related to the sale of this GNMA security was declared in July and paid to Unitholders in November 2004.

As of March 1, 2005, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

FHA-Insured Loans

Listed below is the Partnership’s aggregate investment in FHA-Insured Loans:

	December 31,
	2004	2003

Acquired Loans:
Number of Loans (1)	—	1
Amortized Cost	$—	$1,436,670
Face Value	—	1,701,956
Fair Value	—	1,701,956

Originated Loans:
Number of Loans (2)	—	2
Amortized Cost	$—	$9,191,407
Face Value	—	8,950,266
Fair Value	—	9,576,785

(1)          In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments.  Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by American Insured Mortgage Investors (“AIM 84”), approximately $1.7 million of the debenture face value was due to AIM 84.  See further discussion below.

(2)          In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold with the consent of the Advisor.  The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the year ended December 31, 2004.  The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.

During 2004, the Partnership disposed of all of its remaining investments in fully insured FHA-Insured Loans.

In addition to base interest payments under FHA Insured Loans that were Originated Insured Mortgages, the Partnership was entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as “Participations.”)  During the years ended December 31, 2004, 2003 and 2002, the Partnership received $0, $0, and $8,396, respectively, from the Participations.  These amounts are included in mortgage investment income on the Statements of Income and Comprehensive Income of the financial statements (included in Item 8 hereof).

Investments in debentures and due to affiliate

In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments.  The face value of the debenture was approximately $3.5 million and pays interest semi-annually on January 1 and July 1.  The Partnership recognized a gain of approximately $246,000 for the year ended December 31, 2004 related to this assignment.  This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84.  In February 2004, AIM 84 sold its 50% interest in this debenture and the Partnership subsequently transferred the cash proceeds of approximately $1.8 million to AIM 84.  The fair value and face value of 50% of this debenture was approximately $1.7 million as of December 31, 2004.  The fair value of this debenture was included in Investment in debenture on the Partnership’s balance sheet as of December 31, 2004.

Results of Operations

2004 compared to 2003

Net earnings decreased by approximately $1.8 million, or 32%, for 2004 as compared to 2003, primarily due to a decrease in mortgage investment income, of approximately $2.8 million, or 57%, resulting from the reduction in the mortgage base, partially offset by an increase in net gains on mortgage dispositions of approximately $557,000, and a decrease in total expenses of approximately $439,000, or 44%.  The mortgage base decreased as a result of 7 mortgage dispositions with an aggregate principal balance of approximately $31.1 million, representing an approximate 68% decrease in the aggregate principal balance of the total mortgage portfolio since December 2003.  See further discussion above in “GNMA Mortgage-Backed Securities and FHA-Insured Certificates” and “FHA-Insured Loans” for more information on the mortgage dispositions.

Interest and other income decreased by approximately $11,000, or 5%, for 2004 as compared to 2003, primarily due to the timing and amount of the investment of mortgage proceeds prior to the distribution to Unitholders.

Asset management fees decreased by approximately $343,000, or 56%, for 2004 as compared to 2003, primarily due to the reduction in the mortgage base discussed above.

General and administrative expenses decreased by approximately $96,000, or 25%, for 2004 as compared to 2003, primarily due to the decrease in the mortgage base.

Gains on mortgage dispositions increased by approximately $618,000 for 2004 as compared to 2003.  Gains were recognized on one mortgage prepayment, three mortgage sales and one mortgage assignment in 2004, as discussed above, compared to gains recognized on seven mortgage prepayments and six mortgage assignments in 2003.  Losses were recognized on two mortgage prepayments in 2004, as discussed above.  A loss was recognized on one mortgage prepayment in 2003.

2003 compared to 2002

Net earnings decreased by approximately $1.6 million, or 22%, for 2003 as compared to 2002, primarily due to an approximate $1.3 million, or 21%, decrease in mortgage investment income resulting from the reduction in the mortgage base.  The mortgage base decreased as a result of 14 mortgage dispositions with an aggregate principal balance of approximately $19 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since December 2002.

Interest and other income decreased by approximately $41,000 for 2003 as compared to 2002, primarily due to the timing and amount of the investment of mortgage proceeds prior to the distribution to Unitholders.

Asset management fees decreased by approximately $133,000, or 18%, for 2003 as compared to 2002, primarily due to the reduction in the mortgage base discussed above.

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

Liquidity and Capital Resources

The Partnership’s operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on debentures and short-term investments, are the Partnership’s principal sources of cash flows, and were sufficient for the years ended December 31, 2004, 2003 and 2002 to meet operating expense requirements.  The Partnership anticipates its cash flows will be sufficient to meet operating expense requirements for 2005.

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses.  As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue.  Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.  Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement.  A final distribution will be based on the Unitholders’ and the General Partner’s pro-rata share of the Partnership’s remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement.  Such distribution to Unitholders will be substantially less than the amount referenced in limited partners’ equity in the Partnership’s financial statements, since the Partnership’s financial statements are prepared in accordance with GAAP and the distributions upon liquidation pursuant to the terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to its General Partner’s deficit to the Partnership.

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

Contractual Obligations

The following is a summary of the Partnership’s contractual obligations as of December 31, 2004:

(Dollars in thousands)

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter

Asset Management Fee (1)	$728	$146	$291	$291	$—

(1)          The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the “Asset Management Fee”), is equal to 0.95% of the Partnership’s Total Invested Assets (as defined in the Partnership Agreement.) The Asset Management Fee declines as the mortgage base declines.

Cash flow - 2004 compared to 2003

Net cash provided by operating activities decreased by approximately $1.9 million in 2004 compared to 2003 primarily due to a reduction in earnings as a result of the reduction in mortgage base, as previously discussed.

Net cash provided by investing activities increased by approximately $21.9 million in 2004 compared to 2003, primarily due to an increase in net proceeds received from mortgage sales, mortgage prepayments and redemption of debentures.

Net cash used in financing activities increased by approximately $31.7 million in 2004 compared to 2003 due to an increase in the amount of distributions paid to partners in 2004 compared to 2003.  The increase in distributions is the result of higher proceeds from mortgage sales and prepayments in 2004, as discussed above.

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

The Partnership’s critical accounting estimates include the determination of fair values for Insured Mortgages:

•             Fair Value of Insured Mortgages – The Partnership estimates the fair value of its Insured Mortgages internally.  The Partnership compares the Insured Mortgage interest rate to the U.S. Treasury rate plus a spread to determine an approximate market level mortgage interest rate relative to each of the outstanding mortgages, and also considers prepayment lock outs and penalties in determining the fair value.  Due to the relatively high coupon rate on the underlying mortgages and the current level of prepayment restrictions, most of the mortgages are valued close to par reflecting an increased likelihood of prepayment. For those mortgages that have some remaining prepayment penalties, most are valued to include the prepayment penalty likely to be paid in addition to par value in the event of prepayment.

ITEM 7A.                   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s principal market risk is exposure to changes in interest rates in the U.S. Treasury market.  The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, and (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership’s Insured Mortgages.  The Insured Mortgages held by the Partnership are generally pre-payable at any time prior to maturity.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 22.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes and disagreements with accountants on accounting and financial disclosures.

ITEM 9A.    CONTROLS AND PROCEDURES

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s principal executive officer and the principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the General Partner’s principal executive officer and principal financial officer concluded that as of December 31, 2004, which is the end of the period covered by the Annual Report on Form 10-K, the General Partner’s disclosure controls and procedures are effective.

There have been no significant changes in the General Partner’s internal controls over financial reporting in the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.               OTHER INFORMATION

There is no additional information to report for the last quarter of the fiscal year other than what has already been reported on Form 8-K.

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

The Board of Directors of the General Partner has established an Audit Committee and has affirmatively determined that such Audit Committee consists of independent directors (as defined in Section 121A of the American Stock Exchange Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.)  The Audit Committee is currently comprised of Authur N. Haut, Robert J. Merrick and Robert E. Woods, each of whom is an audit committee financial expert as defined in the SEC rules.  The Audit Committee of the General Partner has appointed Ernst & Young LLP as the Partnership’s independent public accountants for the fiscal year ending December 31, 2005, such appointment to continue at the discretion of the Audit Committee.  The charter of the Audit Committee of the General Partner is available upon request by writing to the General Partner at 11200 Rockville Pike, 4th Floor, Rockville, MD 20852.  In 2004, the Audit Committee met four times and the Board of Directors of the General Partner met two times and acted by unanimous consent seven times.

The General Partner adopted a Code of Business Conduct and Ethics that applies to the Partnership’s principal executive officer and principal financial and accounting officer.  A copy of the Code of Business Conduct and Ethics is available upon request by writing to the General Partner at 11200 Rockville Pike, 4th Floor, Rockville, MD 20852.  Any waivers of the Code of Business Conduct and Ethics by the Board of Directors of the General Partner will be disclosed in a report on Form 8-K filed with the SEC within four days of such waiver.

All directors of the General Partner are elected annually by CRIIMI MAE.  All executive officers of the General Partner serve at the discretion of the Board of Directors of the General Partner.  There are no family relationships among any directors or executive officers of the General Partner.

The following table sets forth information concerning the executive officers and the directors of the General Partner as of March 1, 2005:

Name	Age	Position

Barry S. Blattman	42	Chairman of the Board of Directors and Chief Executive Officer

Mark R. Jarrell	44	President and Chief Operating Officer

Cynthia O. Azzara	45	Executive Vice President, Chief Financial Officer and Treasurer

Stephen M. Abelman	43	Executive Vice President, Asset Management

Daniel P. Warcholak	44	Senior Vice President, Fixed Income Capital Markets

Arthur N. Haut	69	Director

Robert J. Merrick	59	Director

Robert E. Woods	57	Director

Barry S. Blattman has been Chairman of the Board of Directors and Chief Executive Officer of the General Partner since January 23, 2003.  Mr. Blattman is currently the Chairman and Chief Executive Officer of CRIIMI MAE.  From January 23, 2003 until September 15, 2003, he served as President of the General Partner.  Mr. Blattman has been the Managing Partner of Brascan Real Estate Financial Partners LLC since 2002.  From 1996 through December 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch, where he oversaw the real-estate debt group which was responsible for United States and Canadian conduit loan programs, large-loan originations, syndicated lending, mezzanine lending, third-party portfolio financing and securitizations, unsecured bond and preferred equity issuances, and rating agency advisory services.  Mr. Blattman received a Master of Business Administration degree from New York University and Bachelor of Arts degree from the University of Michigan.

Mark R. Jarrell has been President and Chief Operating Officer of the General Partner since September 15, 2003.  From April 2002 to August 2003, Mr. Jarrell served as Senior Vice President and head of the Debt Group at The Community Development Trust, Inc. (“CDT”), a private hybrid REIT focused on debt and equity investments in projects that support affordable housing and community development. As head of the Debt Group at CDT, he was responsible for all debt origination, underwriting and capital markets activities and was a member of the REIT’s Management Committee. Prior to joining CDT, Mr. Jarrell spent fifteen years in the commercial mortgage-backed securities (CMBS) industry at a number of Wall Street firms. From 1997 to 2002, he was a Senior Vice President at Greenwich Capital Markets, Inc., where he headed that firm’s conduit loan production and securitization effort. Mr. Jarrell received his Bachelor of Arts degree in Urban Studies (summa cum laude) from Columbia College and Master of Public Affairs degree from the Woodrow Wilson School at Princeton University.  Mr. Jarrell is currently the President and Chief Operating Officer of CRIIMI MAE.

Cynthia O. Azzara has been Executive Vice President of the General Partner since September 2003, Chief Financial Officer of the General Partner since 1994, and Treasurer of the General Partner since 1997. She was a Senior Vice President of the General Partner from 1995 to September 2003. Ms. Azzara is responsible for accounting, financial and treasury matters of the General Partner.  Prior to 1994, she held various senior positions overseeing the accounting and financial functions for numerous public companies that invested, directly or indirectly, in commercial and multi-family mortgage assets. Ms. Azzara has over 15 years of experience in accounting, corporate finance and regulatory matters.  Ms. Azzara is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University, Magna Cum Laude.  Ms. Azzara is currently the Executive Vice President, Chief Financial Officer and Treasurer of CRIIMI MAE.

Stephen M. Abelman has been Executive Vice President, Asset Management of the General Partner since October 2003.  Mr. Abelman is responsible for all asset management functions, including surveillance, loan management and special servicing. From 1993 to 2003, Mr. Abelman served with Archon Group, a wholly-owned subsidiary of Goldman Sachs, most recently as Vice President responsible for the asset management of real estate, real estate debt, and mezzanine and preferred equity investments owned by Goldman and its Whitehall Street Funds. Mr. Abelman was also responsible for asset and portfolio projections and performance, including investments in mortgage-backed securities and real estate. From 1997 to 2001, he managed Archon’s $1 billion-plus northeast portfolio, comprised primarily of real estate and non-performing loans from Washington, D.C. through New England.  Mr. Abelman received a Bachelor of Science in Business Administration from Boston University and a Master of Business Administration from Rice University.  Mr. Abelman is currently the Executive Vice President, Asset Management of CRIIMI MAE.

Daniel P. Warcholak has been Senior Vice President, Fixed Income Capital Markets of the General Partner since September 2003. He is responsible for structured finance, corporate finance transaction analytics, securities trading, and derivatives based interest rate risk management. Joining the General Partner in 1998, he has held the positions of Group Vice President and Vice President, focusing on financial restructuring and transaction analytics.  From 1995 to 1998, he held various positions in financial services, software, and systems consulting, most recently with KPMG Peat Marwick. From 1988 to 1995, Mr. Warcholak was Vice President with JHM Financial Services Corp and JHM Capital Management, a portfolio investment management firm which specializes in mortgage-backed securities. Mr. Warcholak holds a Bachelor of Science degree from Drexel University, is a CFA Charter holder and a Certified Public Accountant.  Mr. Warcholak is currently the Senior Vice President, Fixed Income Capital Markets of CRIIMI MAE.

Arthur N. Haut has served as a Director of the General Partner since 2003.  Since 1999,  Mr. Haut has served as director of Business Valuation Services in UHY Advisors Litigation and Valuation Support Group (“UHY”) where he is responsible for the valuation of minority and controlling interests for purposes of estate and financial planning, purchase or sale of a business and employee stock ownership plans.  He also provides assistance in structuring, planning and implementing business combinations.  From 1978 until he joined UHY, Mr. Haut operated his own business valuation firm.  Prior to 1978, Mr. Haut was a partner in the international accounting firm, Coopers and Lybrand.  Since 1975, Mr. Haut has taught various courses in accounting, federal income taxes and corporate financial reporting and valuation at the Yale School of Management, Yale Law School and Yale College.

Robert J. Merrick has served as a Director of the General Partner since 1997.  Since February 1998, Mr. Merrick has served as the Chief Credit Officer and Director of MCG Capital Corporation where he is responsible for approval of all of MCG’s loans and investments.  From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company (“Signet”).  While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, and the Management Committee.  Mr. Merrick currently serves as a director of the Bank of Richmond.

Robert E. Woods has served as a Director of the General Partner since 1998.  He is currently the Managing Director and Head of Debt Syndicate at Societe Generale in New York where he is responsible for structuring, underwriting and distribution of private and public debt in North and South America, and Vice Chairman of the Debt Screening Committee. He has served in that position since 1997. From 1991 to 1997, Mr. Woods was Managing Director and Head of Real Estate Capital Markets and the Mortgage-Backed Securities division of Citicorp where he was also a Senior Credit and Securities Officer. From 1990 to 1991, he was Global Portfolio Manager of Citicorp’s Global Corporate Finance business.

Section 16(a) Beneficial Ownership Reporting Compliance – Section 16 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires each director and executive officer of the General Partner and each person who owns more than 10% of the Partnership’s Units to report to the SEC by a specified date, his, her or its beneficial ownership of, and certain transactions in the Partnership’s Units.  Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5’s were required for those persons, the Partnership believes that all directors, executive officers and beneficial owners of more than 10% of the Partnership’s Units have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2004.

ITEM 11.        EXECUTIVE COMPENSATION

The Partnership does not have any directors or executive officers.  The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs.  CRIIMI MAE Management, Inc., an affiliate of the General Partner, provides personnel and administrative services to the Partnership.  None of the directors or executive officers of the General Partner, however, received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries or other compensation.  The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of March 1, 2005, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

The following table sets forth certain information regarding the beneficial ownership of the Partnership’s Units as of March 1, 2005 by each person known by the Partnership to be the beneficial owner of more than 5% of its Units, each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership.  Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

Name	Amount and Nature of Units Beneficially Owned	Percentage of Units Outstanding

CRIIMI MAE Inc.	4,000	*

*       Less than 1%

There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership’s portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above.  The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the “Asset Management Fee”), is equal to 0.95% of the Partnership’s Total Invested Assets (as defined in the Partnership Agreement.)  The Advisor pays CMSLP as sub-advisor, a fee of 0.28% (the “Sub-Advisory Fee”) of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Asset Management Fee.  The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP.  The General Partner and certain affiliated entities have, during the years ended December 31, 2004, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the year ended December 31,
Name of Recipient	Capacity in Which Served/Item	2004	2003	2002

CRIIMI, Inc. (1)	General Partner/Distribution	$1,889,795	$438,747	$1,350,555

AIM Acquisition Partners, L.P. (2)	Advisor/Asset Management Fee	268,885	611,417	744,733

CRIIMI MAE Management, Inc. (3)	Affiliate of General Partner/Expense	59,296	69,820	55,487

(1)          The General Partner is entitled to receive 3.9% of the Partnership’s income, loss, capital and distributions, including, without limitation, the Partnership’s adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2)          The Advisor is entitled to an asset management fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CMSLP is entitled to a fee equal to 0.28% of total invested assets from the Advisor’s asset management fee.  Of the amounts paid to the Advisor, CMSLP earned fees equal to $79,239, $180,190, and $219,496 during the years ended December 31, 2004, 2003, and 2002, respectively.  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

(3)          CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-approval policies and Procedures

The Audit Committee of the General Partner has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services to be performed by the independent auditor.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

Fees paid to Ernst & Young LLP

The following table provides the amount of fees for professional services provided by the Partnership’s independent auditor, Ernst & Young LLP, in each of the last two years ended December 31, 2004 and 2003:

	2004	2003
Audit Fees	$47,500	$59,110
Tax Fees (1)	10,458	11,065
All Other Fees	—	—

(1)          The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has approved Ernst & Young LLP to provide these services to the Partnership.

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q.  Tax fees included fees associated with tax compliance.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

(1)           Financial Statements:

(2)  Financial Statement Schedules:

IV - Mortgage Loans on Real Estate

All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits:

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

14.0	General Partner’s Code of Business Conduct and Ethics incorporated by reference to Exhibit 28(f) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

31.2	Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Furnished herewith).

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

AMERICAN INSURED MORTGAGE
INVESTORS – SERIES 85, L.P.
(Registrant)

By:	CRIIMI, Inc.
General Partner

By:	/s/ Barry S. Blattman
Barry S. Blattman
Chairman of the Board and
Chief Executive Officer of CRIIMI, Inc. (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

March 8, 2005	/s/ Barry S. Blattman
DATE	Barry S. Blattman
Chairman of the Board and
Chief Executive Officer of CRIIMI, Inc.
(Principal Executive Officer)

March 8, 2005	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer of CRIIMI, Inc. (Principal Financial and Accounting Officer)

March 8, 2005	/s/ Mark R. Jarrell
DATE	Mark Jarrell
President and Chief Operating Officer
and a Director of CRIIMI, Inc.

March 8, 2005	/s/ Arthur N. Haut
DATE	Arthur N. Haut
Director of CRIIMI, Inc.

March 8, 2005	/s/ Robert J. Merrick
DATE	Robert J. Merrick
Director of CRIIMI, Inc.

March 8, 2005	/s/ Robert E. Woods
DATE	Robert E. Woods
Director of CRIIMI, Inc.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

Financial Statements

as of December 31, 2004 and 2003

and for the Years Ended

December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of American Insured Mortgage Investors - Series 85, L.P.

We have audited the accompanying balance sheets of American Insured Mortgage Investors - Series 85, L.P. (the Partnership) as of December 31, 2004 and 2003, and the related statements of income and comprehensive income, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audit also included the financial statement schedule listed in the Index at Item 15(2).  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2005

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities, at fair value	$14,299,980	$35,147,430
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium	—	10,628,077
Investment in debentures, at fair value	1,741,873	10,335,670

Cash and cash equivalents	619,856	11,345,058

Receivables and other assets	140,559	1,592,192

Total assets	$16,802,268	$69,048,427

LIABILITIES AND PARTNERS’ EQUITY

Distributions payable	$377,092	$2,513,947

Accounts payable and accrued expenses	83,241	73,460

Due to affiliate	—	5,319,243

Total liabilities	460,333	7,906,650

Partners’ equity:
Limited partners’ equity, 15,000,000 Units authorized, 12,079,514 Units issued and outstanding	25,012,435	67,926,439
General partner’s deficit	(8,816,275)	(7,074,710)
Accumulated other comprehensive income	145,775	290,048

Total partners’ equity	16,341,935	61,141,777

Total liabilities and partners’ equity	$16,802,268	$69,048,427

The accompanying notes are an integral part
of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2004	2003	2002

Income:
Mortgage investment income	$2,089,159	$4,846,437	$6,168,254
Interest and other income	222,374	233,299	274,342

	2,311,533	5,079,736	6,442,596

Expenses:
Asset management fee to related parties	268,885	611,417	744,733
General and administrative	296,936	393,410	411,226

	565,821	1,004,827	1,155,959

Earnings before gains (losses) on mortgage dispositions	1,745,712	4,074,909	5,286,637

Mortgage dispositions
Gains	2,126,903	1,509,197	1,859,749
Losses	(71,836)	(11,415)	(8,498)

Net earnings	$3,800,779	$5,572,691	$7,137,888

Other comprehensive (loss) income - adjustment to unrealized gains and losses on investments in insured mortgages	(144,273)	(1,121,249)	604,237

Comprehensive income	$3,656,506	$4,451,442	$7,742,125

Net earnings allocated to:
Limited partners - 96.1%	$3,652,549	$5,355,356	$6,859,510
General partner - 3.9%	148,230	217,335	278,378

	$3,800,779	$5,572,691	$7,137,888

Net earnings per Limited
Partnership Unit - Basic and diluted	$0.30	$0.44	$0.57

The accompanying notes are an integral part
of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	$(5,781,121)	$99,801,805	$807,060	$94,827,744

Net Earnings	278,378	6,859,510	—	7,137,888
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	604,237	604,237
Distributions paid or accrued of $2.755 per Unit, including return of capital of $2.185 (unaudited) per Unit	(1,350,555)	(33,279,063)	—	(34,629,618)

Balance, December 31, 2002	(6,853,298)	73,382,252	1,411,297	67,940,251

Net Earnings	217,335	5,355,356	—	5,572,691
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	(1,121,249)	(1,121,249)
Distributions paid or accrued of $0.895 per Unit, including return of capital of $0.455 (unaudited) per Unit	(438,747)	(10,811,169)	—	(11,249,916)

Balance, December 31, 2003	(7,074,710)	67,926,439	290,048	61,141,777

Net Earnings	148,230	3,652,549	—	3,800,779
Adjustment to unrealized gains and losses on investments in insured mortgages	—	—	(144,273)	(144,273)
Distributions paid or accrued of $3.855 per Unit, including return of capital of $3.555 (unaudited) per Unit	(1,889,795)	(46,566,553)	—	(48,456,348)

Balance, December 31, 2004	$(8,816,275)	$25,012,435	$145,775	$16,341,935

Limited Partnership Units outstanding - Basic and diluted, as of and for the years ended December 31, 2004, 2003 and 2002		12,079,514

The accompanying notes are an integral part
of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net earnings	$3,800,779	$5,572,691	$7,137,888
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on mortgage dispositions	(2,126,903)	(1,509,197)	(1,859,749)
Losses on mortgage dispositions	71,836	11,415	8,498
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	640,973	(60,238)	913,856
Increase (decrease) in accounts payable and accrued expenses	9,781	(42,339)	(5,860)
(Decrease) increase in due to affiliate	(151,408)	151,408	(42,487)

Net cash provided by operating activities	2,245,058	4,123,740	6,152,146

Cash flows from investing activities:
Proceeds from mortgage prepayments and sales	31,413,766	12,794,305	14,111,131
Proceeds from redemption of debenture	11,146,330	—	2,385,233
Debenture proceeds paid to affiliate	(5,167,835)	—	(1,192,617)
Proceeds from mortgage assignments	—	2,291,423	10,190,539
Receipt of mortgage principal from scheduled payments	230,682	604,527	769,593

Net cash provided by investing activities	37,622,943	15,690,255	26,263,879

Cash flows from financing activities:
Distributions paid to partners	(50,593,203)	(18,917,453)	(26,333,594)

Net (decrease) increase in cash and cash equivalents	(10,725,202)	896,542	6,082,431

Cash and cash equivalents, beginning of year	11,345,058	10,448,516	4,366,085

Cash and cash equivalents, end of year	$619,856	$11,345,058	$10,448,516

Non-cash investing activity:
Portion of debentures due from a third party in exchange for assigned mortgages	$—	$810,660	$744,159
Debentures received from HUD in exchange for assigned mortgages	1,741,873	10,335,670	—
Portion of debentures due to an affiliate	—	(5,167,835)	—

The accompanying notes are an integral part
of these financial statements.

AMERICAN MORTGAGE INVESTORS - SERIES 85, L.P.

NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

American Insured Mortgage Investors - Series 85, L.P. (the “Partnership”) was formed pursuant to a limited partnership agreement (“Partnership Agreement”) under the Uniform Limited Partnership Act of the state of California on June 26, 1984.  During the period from March 8, 1985 (the initial closing date of the Partnership’s public offering) through January 27, 1986 (the termination date of the offering), the Partnership, pursuant to its public offering of 12,079,389 Depositary Units of limited partnership interest (“Units”) raised a total of $241,587,780 in gross proceeds.  In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.

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

As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue.  Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.  Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement.  A final distribution will be based on the Unitholders’ and the General Partner’s pro-rata share of the Partnership’s remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement.  Such distribution to Unitholders will be substantially less than the amount referenced in limited partners’ equity in the Partnership’s financial statements, since the Partnership’s financial statements are prepared in accordance with GAAP and the distributions upon liquidation pursuant to the terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to its General Partner’s deficit to the Partnership.

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

Investment in Insured Mortgages

The Partnership’s investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (“FHA”) programs (“FHA-Insured Certificates”), mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) (“GNMA Mortgage-Backed Securities”).  The mortgages underlying the FHA-Insured Certificates and GNMA Mortgage-Backed Securities are primarily non-recourse first liens on multifamily residential developments or retirement homes.

Payments of principal and interest on FHA-Insured Certificates are insured by the United States Department of Housing and Urban Development (“HUD”) pursuant to Title 2 of the National Housing Act.  Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

As of December 31, 2004, the weighted average remaining term of the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 25 years.  However, the Partnership Agreement states that the Partnership will terminate in approximately 5 years on December 31, 2009, unless terminated earlier under the provisions of the Partnership Agreement.  As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity.  Consequently, the General Partner believes that the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be classified as available for sale.

In connection with this classification, all of the Partnership’s investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value as of December 31, 2004 and 2003, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners’ equity.  Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners’ equity.  Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

As of December 31, 2003, the Partnership’s Investment in FHA-Insured Loans is recorded at amortized cost.

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

Impairment

The Partnership makes an assessment of each Insured Mortgage for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and it is concludes that the Partnership no longer has the ability to hold the Insured Mortgage through the market downturn.  An impairment loss is measured by comparing the fair value of an Insured Mortgage to its current amortized cost basis, with the difference recognized as a loss in the income statement.  The Partnership did not recognize an impairment loss on any Insured Mortgage during the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, some of the Insured Mortgage had fair values below their current amortized cost basis.  The fair value and cost basis of these insured mortgages which have been in unrealized loss positions for greater than 12 months was approximately $402,000 and $405,000, respectively, resulting in approximately $3,000 in unrealized losses.  The fair value and cost basis of Insured Mortgages which have been in an unrealized loss position for less than 12 months was approximately $5.6 million, resulting in approximately $5,000 in unrealized losses.  Considering the nature of these investments and the severity and duration of the unrealized losses, and based on our assessment as described above, we do not believe these insured mortgages are other than temporarily impaired at December 31, 2004.

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

Income Taxes

No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since, as a pass-through entity, all income taxes assessed on the Partnership’s income are the responsibility of its Unitholders.  The taxable net income for December 31, 2004, 2003 and 2002 is $3.9 million, $6.4 million and $7.6 million, respectively.  The variance between GAAP net income and taxable net income is primarily due to the amortization of certain costs related to the Partnership’s Insured Mortgage portfolio and the basis of the Insured Mortgages.

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

	As of December 31, 2004		As of December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities:
Acquired Insured Mortgages (1)	$14,154,205	$14,299,980	$19,053,403	$19,264,433
Originated Insured Mortgages (1)	—	—	15,803,978	15,882,997

	$14,154,205	$14,299,980	$34,857,381	$35,147,430
Investment in FHA-Insured Loans:
Acquired Insured Mortgages	—	—	1,436,670	1,701,956
Originated Insured Mortgages	—	—	9,191,407	9,576,785

	$—	$—	$10,628,077	$11,278,741

Cash and cash equivalents	$619,856	$619,856	$11,345,058	$11,345,058

Investment in Debentures	$1,741,873	$1,741,873	$10,335,670	$10,335,670

(1)  Carried at fair value on the Partnership’s balance sheet.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, FHA-Insured Loans and Debentures

The fair values of the FHA-Insured Certificates and GNMA Mortgage-Backed Securities are priced internally.  The Partnership compares the Insured Mortgage interest rate to the U.S. Treasury rate plus a spread to determine an approximate market level mortgage interest rate relative to each of the outstanding mortgages, and also considers prepayment lock outs and penalties in determining the fair value.  Due to the relatively high coupon rate on the underlying mortgages and the current level of prepayment restrictions, most of the mortgages are valued close to par reflecting an increased likelihood of prepayment. For those mortgages that have some remaining prepayment penalties, most are valued to include the prepayment penalty likely to be paid in addition to par value in the event of prepayment.  Since the Partnership’s debentures may be redeemed by HUD, at any time, the face value of the debentures is equivalent to the fair value of the debentures.

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

	2004	2003	2002
Reclassification adjustment for gains included in net income	$(57,538)	$(578,360)	$(768,721)
Unrealized holding (losses) gains arising during the period	(86,735)	(542,889)	1,372,958

Net adjustment to unrealized gains and losses	$(144,273)	$(1,121,249)	$604,237

5.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Listed below is the Partnership’s aggregate investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates:

	December 31,
	2004	2003

Acquired Mortgages:
Number of
GNMA Mortgage-Backed Securities	1	1
FHA-Insured Certificates (2) and (3)	7	9
Amortized Cost	$14,154,205	$19,053,403
Face Value	14,260,814	19,122,101
Fair Value	14,299,980	19,264,433

Originated Mortgages:
Number of
GNMA Mortgage-Backed Securities (4)	—	1
FHA-Insured Certificates (1)	—	1
Amortized Cost	$—	$15,803,978
Face Value	—	15,803,977
Fair Value	—	15,882,997

(1)               In May 2004, the mortgage on Waterford Green Apartments was prepaid.  The Partnership received net proceeds of approximately $6.6 million and recognized a gain of approximately $942,000 for the year ended December 31, 2004.  A distribution of approximately $0.455 per Unit related to the prepayment of this mortgage was declared in May and a distribution of approximately $0.07 per Unit for additional proceeds received related to the Partnership’s participation interest in this mortgage was declared in June.  Both distributions were paid to Unitholders in August 2004.

(2)               In May 2004, the mortgage on Northwood Place was prepaid.  The Partnership received net proceeds of approximately $4.3 million and recognized a loss of approximately $51,000 for the year ended December 31, 2004.  A distribution of approximately $0.345 per Unit related to the prepayment of this mortgage was declared in June and paid to Unitholders in August 2004.

(3)               In June 2004, the mortgage on Stafford Towers was prepaid.  The Partnership received net proceeds of approximately $303,000 and recognized a loss of approximately $21,000 for the year ended December 31, 2004.  A distribution of approximately $0.02 per Unit related to the prepayment of this mortgage was declared in July and paid to Unitholders in November 2004.

(4)               In July 2004, the GNMA security secured by the mortgage on Oak Forest Apartments II was sold, with the consent of the Advisor.  The Partnership received net proceeds of approximately $10.6 million and recognized a gain of approximately $553,000 for the year ended December 31, 2004.  A distribution of approximately $0.84 per Unit related to the sale of this GNMA security was declared in July and paid to Unitholders in November 2004.

As of March 1, 2005, all of the fully insured GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

6.                    INVESTMENT IN FHA-INSURED LOANS

Listed below is the Partnership’s aggregate investment in FHA-Insured Loans:

	December 31,
	2004	2003

Acquired Loans:
Number of Loans (1)	—	1
Amortized Cost	$—	$1,436,670
Face Value	—	1,701,956
Fair Value	—	1,701,956

Originated Loans:
Number of Loans (2)	—	2
Amortized Cost	$—	$9,191,407
Face Value	—	8,950,266
Fair Value	—	9,576,785

(1)               In January 2004, HUD transferred assignment proceeds to the Partnership in the form of a 5.75% debenture, with a face value of approximately $3.5 million, in exchange for the mortgage on Kaynorth Apartments.  Since the mortgage on Kaynorth Apartments was beneficially owned 50% by the Partnership and 50% by American Insured Mortgage Investors (“AIM 84”), approximately $1.7 million of the debenture face value was due to AIM 84.  See further discussion below.

(2)               In February 2004, the mortgages on Cobblestone Apartments and The Plantation were sold, with the consent of the Advisor.  The Partnership received aggregate net proceeds of approximately $9.6 million and recognized aggregate gains of approximately $386,000 for the year ended December 31, 2004.  The aggregate distribution of approximately $0.76 per Unit related to the sale of these two mortgages was declared in February 2004 and paid to Unitholders in May 2004.

During 2004, the Partnership has disposed of all of its investments in fully insured FHA-Insured Loans.

In addition to base interest payments under FHA Insured Loans that were Originated Insured Mortgages, the Partnership was entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as “Participations.”)  During the years ended December 31, 2004, 2003 and 2002, the Partnership received $0, $0, and $8,396, respectively, from the Participations.  These amounts are included in mortgage investment income on the Statements of Income and Comprehensive Income.

7.       INVESTMENTS IN DEBENTURES AND DUE TO AFFILIATE

In January 2004, HUD issued a 5.75% debenture to the Partnership in exchange for the mortgage on Kaynorth Apartments.  The face value of the debenture was approximately $3.5 million and pays interest semi-annually on January 1 and July 1.  The Partnership recognized a gain of approximately $246,000 for the year ended December 31, 2004 related to this assignment.  This mortgage was beneficially owned 50% by the Partnership and 50% by AIM 84.  In February 2004, AIM 84 sold its 50% interest in this debenture and the Partnership subsequently transferred the cash proceeds of approximately $1.8 million to AIM 84.  The fair value and face value of 50% of this debenture was approximately $1.7 million as of December 31, 2004.  The fair value of this debenture was included in Investment in debenture on the Partnership’s balance sheet as of December 31, 2004.

8.       TRANSACTIONS WITH RELATED PARTIES

The principal executive officers of the General Partner did not receive fees for serving as executive officers of the General Partner during the years ended December 31, 2004, 2003 and 2002, nor are any fees expected to be paid to the executive officers in the future.  The General Partner and certain affiliated entities have, during the years ended December 31, 2004, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the year ended December 31,
Name of Recipient	Capacity in Which Served/Item	2004	2003	2002

CRIIMI, Inc. (1)	General Partner/Distribution	$1,889,795	$438,747	$1,350,555

AIM Acquisition Partners, L.P. (2)	Advisor/Asset Management Fee	268,885	611,417	744,733

CRIIMI MAE Management, Inc. (3)	Affiliate of General Partner/Expense	59,296	69,820	55,487

(1)          The General Partner is entitled to receive 3.9% of the Partnership’s income, loss, capital and distributions, including, without limitation, the Partnership’s adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2)          The Advisor  is entitled to an asset management fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CMSLP is entitled to a fee equal to 0.28% of total invested assets from the Advisor’s asset management fee.  Of the amounts paid to the Advisor, CMSLP earned fees equal to $79,239, $180,190, and $219,496 during the years ended December 31, 2004, 2003, and 2002, respectively.  The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

(3)          CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

9.       DISTRIBUTIONS TO UNITHOLDERS

The distributions paid or accrued to Unitholders on a per Unit basis during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Quarter ended March 31	$2.010	$0.310	$1.325
Quarter ended June 30	0.925	0.255	0.210
Quarter ended September 30	0.890	0.130	0.410
Quarter ended December 31	0.030	0.200	0.810

	$3.855	$0.895	$2.755

The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages.  Although the Partnership’s Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership’s operating expenses.  As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.  Based upon the current level of interest rates, the trend in mortgage prepayments over the past year is likely to continue.  Such mortgage prepayments, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.  Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement.  A final distribution will be based on the Unitholders’ and General Partners’ pro-rata share of the Partnership’s remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement.  Such distribution to Unitholders will be substantially less than the amount referenced in limited partners’ equity in the Partnership’s financial statements, since the Partnership’s financial statements are prepared in accordance with GAAP and the distributions upon liquidation pursuant to the terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to its General Partner’s deficit to the Partnership.

Commencing in the first quarter of 2005, the General Partner will declare distributions of regular cash flow and mortgage proceeds, if any, once each quarter.  The General Partner made the decision to declare distributions quarterly instead of monthly to reduce expenses associated with monthly declarations.  The distributions are to be declared in March, June, September and December and to be paid after the end of each calendar quarter.

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

11.     SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

(In Thousands, Except Per Unit Data)

	2004 Quarter ended
	March 31	June 30	September 30	December 31

Income	$869	$665	$416	$362
Net gains from mortgage dispositions	632	851	572	—
Net earnings	1,307	1,367	867	260
Net earnings per Limited Partnership Unit – Basic and diluted	0.10	0.11	0.07	0.02

	2003 Quarter ended
	March 31	June 30	September 30	December 31

Income	$1,345	$1,302	$1,239	$1,194
Net gains from mortgage dispositions	453	293	627	125
Net earnings	1,528	1,322	1,612	1,111
Net earnings per Limited Partnership Unit – Basic and diluted	0.12	0.11	0.13	0.08

AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Development Name/Location	Maturity Date	Put Date	Interest Rate on Mortgage (2)	Face Value of Mortgage (1)	Net Carrying Value (1)(5)(6)	Annual Payment (Principal and Interest(4)

INSURED MORTGAGES
FHA-Insured Certificates (carried at fair value)

Steeplechase Apts., Aiken, SC	9/18	N/A	7.5%	$431,509	$431,509	$50,921	(3)
Executive Tower, Toledo, OH	3/27	N/A	8.75%	2,687,279	2,687,279	275,283
Sangnok Villa, Los Angeles, CA	1/30	N/A	10.25%	870,992	879,702	96,827
Eaglewood Villa Apts., Springfield, OH	2/27	N/A	8.875%	2,559,402	2,559,402	264,707
Cheswick Apts., Indianapolis, IN	9/27	N/A	8.75%	2,911,386	2,911,386	295,752
Bradley Road Nursing, Bay Village, OH	5/34	N/A	8.875%	2,436,521	2,466,977	233,705
Heritage Heights Apts., Harrison, AR	4/32	N/A	9.50%	401,876	401,876	41,313

Total FHA-Insured Certificates - Acquired Insured Mortgages, carried at fair value				12,298,965	12,338,131

GNMA Mortgage-Backed Securities (carried at fair value)

Pine Tree Lodge, Pasadena, TX	12/33	N/A	9.25%	1,961,849	1,961,849	194,494

TOTAL INVESTMENT IN INSURED MORTGAGES				$14,260,814	$14,299,980

TOTAL ANNUAL PRINCIPAL AND INTEREST						$1,453,002

(1)                                  The mortgages underlying the Partnership’s investments in FHA-Insured Certificates and GNMA Mortgage-Backed Securities are primarily non-recourse first liens on multifamily residential developments and retirement homes.  Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(2)                                  This is the stated interest rate.  In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(3)                                  In June 1985 and February 1986, the Partnership purchased pass-through certificates representing undivided fractional interests of 317/392 and 11/392, respectively, in a pool of 13 FHA-Insured Mortgages.  In January and February 1988, the Partnership sold undivided fractional interests of 100/392 and 104/392, respectively, in this pool.  Accordingly, the Partnership now owns an undivided fractional interest aggregating 124/392, or approximately 31.6%, in this pool.  For purposes of illustration only, the amounts shown in this table represent the Partnership’s share of these items as if an undivided interest in each mortgage was acquired.

(4)                                  Principal and interest are payable at level amounts over the life of the mortgages.

(5)                                  A reconciliation of the carrying value of Insured Mortgages for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Beginning balance	$45,775,507	$66,323,565

Principal receipts on mortgages	(230,682)	(604,527)

Proceeds from mortgage prepayments and sales	(31,413,766)	(12,794,305)

Proceeds from mortgage assignments	—	(1,547,264)

Net gains on mortgage dispositions	2,055,067	1,497,782

Portion of debentures due from a third party in exchange for assigned the mortgages	—	(810,660)

Debentures due from HUD	(1,741,873)	(10,335,670)

Portion of debentures due to affiliate	—	5,167,835

(Decrease) increase to unrealized gains on Investments in Insured Mortgages	(144,273)	(1,121,249)

Ending balance	$14,299,980	$45,775,507

(6)               As of December 31, 2004 and 2003, the tax basis of the Insured Mortgages was approximately $14.1 million and $45.3 million, respectively.