Form 10-Q
period 2005-03-31
AMERICAN INSURED MORTGAGE INVESTORS SERIES 85 L P
filed 2005-05-06
CIK 753281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 2005
                                          --------------

Commission file number                       1-11059
                                          --------------




              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       California                                     13-3257662
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                20852
-----------------------------------------           ---------------
(Address of principal executive offices)              (Zip Code)

                                 (301) 255-4700
                                 --------------
              (Registrant's telephone number, including area code)



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

     As of March 31, 2005, 12,079,514 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2005

CAPTION>
                                                                                                 Page
                                                                                                 ----
PART I.       Financial Information
Item 1.       Financial Statements

              Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004                     3

              Statements of Income and Comprehensive Income - for the
                 three months ended March 31, 2005 and 2004 (unaudited)                             4

              Statement of Changes in Partners' Equity - for the three months ended
                 March 31, 2005 (unaudited)                                                         5

              Statements of Cash Flows - for the three months ended March 31, 2005
                 and 2004 (unaudited)                                                               6

              Notes to Financial Statements (unaudited)                                             7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                           16

Item 4.       Controls and Procedures                                                              16

PART II.      Other Information

Item 6.       Exhibits                                                                             17

Signature                                                                                          18


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


         AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                           BALANCE SHEETS

                                                             March 31,        December 31,
                                                               2005              2004
                                                          --------------    ---------------
                                                            (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value                $ 14,235,448      $ 14,299,980

Investment in debenture, at fair value                        1,741,873         1,741,873

Cash and cash equivalents                                       518,635           619,856

Receivables and other assets                                    146,124           140,559
                                                           ------------      ------------
      Total assets                                         $ 16,642,080      $ 16,802,268
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    251,395      $    377,092

Accounts payable and accrued expenses                           107,371            83,241
                                                           ------------      ------------
      Total liabilities                                         358,766           460,333
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    12,079,514 Units issued and outstanding                  24,976,727        25,012,435
  General partner's deficit                                  (8,817,725)       (8,816,275)
  Accumulated other comprehensive income                        124,312           145,775
                                                           ------------      ------------
      Total partners' equity                                 16,283,314        16,341,935
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 16,642,080      $ 16,802,268
                                                           ============      ============


      The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



          AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                              (Unaudited)

                                                              For the three months ended
                                                                        March 31,
                                                                2005             2004
                                                              -------         ----------
Income:
  Mortgage investment income                                 $ 320,181        $   804,511
  Interest and other income                                     27,408             64,782
                                                             ---------        -----------
                                                               347,589            869,293
                                                             ---------        -----------

Expenses:
  Asset management fee to related parties                       36,405            106,629
  General and administrative                                    96,947             88,288
                                                             ---------        -----------
                                                               133,352            194,917
                                                             ---------        -----------

Net earnings before gains on
  mortgage dispositions                                        214,237            674,376


Gains on mortgage dispositions                                       -            632,327
                                                             ---------        -----------

Net earnings                                                 $ 214,237        $ 1,306,703
                                                             =========        ===========
Other comprehensive loss - adjustment to
  unrealized gains on investments in insured mortgages         (21,463)           (40,628)
                                                             ---------        -----------

Comprehensive income                                         $ 192,774        $ 1,266,075
                                                             =========        ===========

Net earnings allocated to:
  Limited partners - 96.1%                                   $ 205,882        $ 1,255,742
  General Partner -   3.9%                                       8,355             50,961
                                                             ---------        -----------
                                                             $ 214,237        $ 1,306,703
                                                             =========        ===========

Net earnings per Unit of limited
  partnership interest - basic and diluted                      $ 0.02             $ 0.10
                                                             =========        ===========

        The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


     AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

            STATEMENT OF CHANGES IN PARTNERS' EQUITY

            For the three months ended March 31, 2005

                         (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                      General          Limited        Comprehensive
                                                      Partner         Partners           Income              Total
                                                    -------------    ------------    -----------------   -------------
Balance, December 31, 2004                          $ (8,816,275)    $ 25,012,435         $ 145,775      $ 16,341,935

  Net earnings                                             8,355          205,882                 -           214,237

  Adjustment to unrealized gains on
     investments in insured mortgages                          -                -           (21,463)          (21,463)

  Distributions paid or accrued of $0.02 per Unit         (9,805)        (241,590)                -          (251,395)
                                                    ------------     ------------         ---------      ------------
Balance, March 31, 2005                             $ (8,817,725)    $ 24,976,727         $ 124,312      $ 16,283,314
                                                    ============     ============         =========      ============

Limited Partnership Units outstanding - basic and diluted,
  as of and for the three months ended March 31, 2005 and 2004         12,079,514
                                                                       ==========


   The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                            2005             2004
                                                                                         ---------        ----------
Cash flows from operating activities:
   Net earnings                                                                          $ 214,237       $ 1,306,703
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                             -          (632,327)
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                (5,565)          487,217
         Increase in accounts payable and accrued expenses                                  24,130             9,765
         Decrease in due to affiliate                                                            -          (151,408)
                                                                                         ---------       -----------

            Net cash provided by operating activities                                      232,802         1,019,950
                                                                                         ---------       -----------

Cash flows from investing activities:
   Proceeds from mortgage prepayments and sales                                                  -         9,534,643
   Receipt of mortgage principal from scheduled payments                                    43,069            78,153
   Proceeds from redemption of debentures                                                        -        11,146,330
   Debenture proceeds paid to affiliate                                                          -        (5,167,835)
                                                                                         ---------       -----------

            Net cash provided by investing activities                                       43,069        15,591,291
                                                                                         ---------       -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (377,092)       (2,513,953)
                                                                                         ---------       -----------

Net (decrease) increase in cash and cash equivalents                                      (101,221)       14,097,288


Cash and cash equivalents, beginning of period                                             619,856        11,345,058
                                                                                         ---------       -----------

Cash and cash equivalents, end of period                                                 $ 518,635       $25,442,346
                                                                                         =========       ===========

Non-cash investing activity:
   Debentures received from HUD in exchange for assigned mortgages                       $       -       $ 1,741,873



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

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments and other dispositions over the past year is likely to continue. Such mortgage prepayments and other dispositions, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009
stated   termination   date.   Upon

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution will be based on the Unitholders' and the General Partner's pro-rata share of the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement. Such distribution to Unitholders will be substantially less than the amount of limited partners' equity shown on the Partnership's financial statements, because that amount is calculated in accordance with GAAP but does not reflect the actual amount distributable to limited partners. The terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to the General Partner's deficit to the Partnership as shown on the Partnership's financial statements prior to the time the Partnership makes a final distribution. Therefore, the amount of that deficit is excluded from the amount distributable to limited partners.


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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                              As of March 31, 2005             As of December 31, 2004
                                            Amortized           Fair          Amortized            Fair
                                               Cost            Value            Cost              Value
                                          --------------   -------------     ------------     -------------
Investment in FHA-Insured Certificates
   and GNMA Mortgage-Backed
   Security (1)                           $  14,111,137    $   14,235,448    $  14,154,205    $   14,299,980
                                          =============    ==============    =============    ==============

Cash and cash equivalents                 $     518,635    $      518,635    $     619,856    $      619,856
                                          =============    ==============    =============    ==============

Investment in Debentures                  $   1,741,873    $    1,741,873    $   1,741,873    $    1,741,873
                                          =============    ==============    =============    ==============


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


(1) Carried at fair value on the Partnership's balance sheet.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured  Certificates, GNMA Mortgage-Backed Securities and
----------------------------------------------------------------------------
Debenture
---------

     There is an active market for new issuances of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. However, the Partnership's Insured Mortgages are not comparable to such new issuances due to their age and characteristics of their prepayment penalties. Accordingly, the Partnership internally develops fair value estimates for these securities, as described below.

     The Partnership's fair value estimates for its Insured Mortgages are based on available market information, certain third party information and management's estimates. The Partnership compares the interest rates on each of its Insured Mortgages to the applicable U.S. Treasury rate for a security with a comparable maturity plus a spread to determine an approximate market level interest rate relative to each of its Insured Mortgages and considers prepayment lockouts and penalties in determining the fair value of its Insured Mortgages. In general, the Partnership's Insured Mortgages have relatively high coupon rates compared to current U.S. Treasury rates and low, if any, prepayment penalties. Accordingly, most of the Partnership's Insured Mortgages are valued close to par. Insured Mortgages that have some remaining prepayment penalties are valued to include the prepayment penalty likely to be paid in the event of prepayment. These assumptions are similar to information provided by a third party and provide prices that are consistent with prices received in sales of certain of the Partnership's Insured Mortgages. The Partnership believes that its valuation methodology is reasonable for determining estimated fair values of the Partnership's Insured Mortgages and, due to the nature of these Insured Mortgages, another valuation methodology would not result in values materially different from the values utilized by the Partnership which generally approximate their par values.

     Since the Partnership's debenture may be redeemed by HUD, at any time, the face value of the debenture is equivalent to the fair value of the debenture.

Cash and cash equivalents
-------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


4. INVESTMENT IN GNMA MORTGAGE-BACKED SECURITIES AND FHA-INSURED CERTIFICATES

     Listed   below  is  the   Partnership's   aggregate   investment   in  GNMA
Mortgage-Backed Securities and FHA-Insured Certificates:

                                                                March 31,               December 31,
                                                                  2005                      2004
                                                               ------------             ------------
  Number of:
    GNMA Mortgage-Backed Securities                                       1                        1
    FHA-Insured Certificates (1) (2) (3)                                  7                        7
  Amortized Cost                                                $14,111,137              $14,154,205
  Face Value                                                     14,215,881               14,260,814
  Fair Value                                                     14,235,448               14,299,980


              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


(1) In April 2005, the mortgage on Bradley Road Nursing was prepaid. The Partnership received net proceeds of approximately $2.5 million and expects to recognize a gain of approximately $64,000 during the second quarter of 2005. The Partnership expects to distribute approximately $0.195 per Unit related to the prepayment of this mortgage and expects to include such amount in the second quarter distribution expected to be paid to Unitholders in August 2005.
(2) In April 2005, the mortgage on Sangnok Villa was prepaid. The Partnership received net proceeds of approximately $876,000 and expects to recognize a gain of approximately $4,700 during the second quarter of 2005. The Partnership expects to distribute approximately $0.07 per Unit related to the prepayment of this mortgage and expects to include such amount in the second quarter distribution expected to be paid to Unitholders in August 2005.
(3) In May 2005, the FHA-Insured Certificate backed by the mortgage on Eaglewood Villa Apartments was sold, in the ordinary course of business, with the consent of the Advisor. The Partnership received net proceeds of approximately $2.6 million and expects to recognize a gain of approximately $92,000 during the second quarter of 2005. The Partnership expects to distribute approximately $0.21 per Unit related to the sale of this FHA-Insured Certificate and expects to include such amount in the second quarter distribution expected to be paid to Unitholders in August 2005.

     As of May 3, 2005, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.


5. INVESTMENT IN DEBENTURE

     Listed below is the Partnership's investment in a debenture issued by HUD:

                                                                 March 31,              December 31,
                                                                   2005                     2004
                                                               ------------             ------------
  Amortized Cost                                                 $1,741,873               $1,741,873
  Face Value                                                      1,741,873                1,741,873
  Fair Value                                                      1,741,873                1,741,873



     Interest on this 5.75% debenture is payable semi-annually on January 1 and July 1. The maturity date of this debenture is June 10, 2013, however it may be redeemed by HUD at any time.

6. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2005 and 2004 are as follows:

                                      2005           2004
                                      -----          ----

Quarter ended March 31                $0.02          $2.01
                                      -----          -----
                                      $0.02          $2.01
                                      =====          =====

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing

              AMERICAN INSURED MORTGAGE INVESTORS - SERIES 85, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments and other dispositions over the past year is likely to continue. Such mortgage prepayments and other dispositions, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution will be based on the Unitholders' and the General Partner's pro-rata share of the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement. Such distribution to Unitholders will be substantially less than the amount of limited partners' equity shown on the Partnership's financial statements, because that amount is calculated in accordance with GAAP but does not reflect the actual amount distributable to limited partners. The terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to the General Partner's deficit to the Partnership as shown on the Partnership's financial statements prior to the time the Partnership makes a final distribution. Therefore, the amount of that deficit is excluded from the amount distributable to limited partners.

     Commencing in the first quarter of 2005, the General Partner declares distributions of regular cash flow and mortgage proceeds, if any, once each quarter. The General Partner made the decision to declare distributions quarterly instead of monthly to reduce expenses associated with monthly declarations. The distributions are to be declared in March, June, September and December and are to be paid approximately 30 days after the end of each calendar quarter.


7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                              For the
                                                                                         three months ended
                                                                                             March 31,
       Name of Recipient                 Capacity in Which Served/Item                    2005        2004
       -----------------                 -----------------------------                    -----       ----
CRIIMI, Inc. (1)                     General Partner/Distribution                         $ 9,805   $ 985,340

AIM Acquisition Partners, L.P. (2)   Advisor/Asset Management Fee                          36,405     106,629

CRIIMI MAE Management, Inc.(3)       Affiliate of General Partner/Expense Reimbursement    14,827      16,519


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 3.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of total invested assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $10,728 and $31,424 for the three months ended March 31, 2005 and 2004, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns, distributions and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to disposition of investments, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory matters, (ii) interest rates, (iii) prepayment of mortgages, (iv) defaulted mortgages, (v) errors in servicing defaulted mortgages and (vi) sales of mortgage investments at other than fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments and other dispositions over the past year is likely to continue. Such mortgage prepayments and other dispositions, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date.

Mortgage Investments
--------------------

     As of March 31, 2005, the Partnership had investments in 8 Insured Mortgages and one debenture with

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


an aggregate  amortized cost of approximately  $15.9 million,  an aggregate face value of approximately $16.0 million and an aggregate fair value of approximately $16.0 million, as compared to March 31, 2004, when the Partnership had investments in 12 Insured Mortgages and one debenture with an aggregate amortized cost of approximately $36.5 million, an aggregate face value of approximately $36.6 million and an aggregate fair value of approximately $36.8 million.

     In April 2005, the mortgages on Bradley Road Nursing and Sangnok Villa prepaid. The Partnership received aggregate net proceeds of approximately $3.3 million and expects to recognize gains of approximately $68,000 during the second quarter of 2005. The Partnership expects to distribute approximately $0.265 per Unit related to the prepayment of these mortgages and expects to include such amount in the second quarter distribution expected to be paid to Unitholders in August 2005.

     In May 2005, the FHA-Insured Certificate backed by the mortgage on Eaglewood Villa Apartments was sold, in the ordinary course of business, with the consent of the Advisor. The Partnership received net proceeds of approximately $2.6 million and expects to recognize a gain of approximately $92,000 during the second quarter of 2005. The Partnership expects to distribute approximately $0.21 per Unit related to the sale of this FHA-Insured Certificate and expects to include such amount in the second quarter distribution expected to be paid to Unitholders in August 2005.

     After the prepayment of the two insured mortgages in April 2005 and the sale of the one FHA-Insured Certificate in May 2005, the Partnership had investments in 5 Insured Mortgages and one debenture with an aggregate face value of approximately $10.1 million. As of May 3, 2005, all of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $1.1 million for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to a decrease in mortgage investment income and a decrease in gains on mortgage dispositions.

     Mortgage investment income decreased by approximately $484,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of 4 mortgage dispositions with an aggregate principal balance of approximately $20.4 million, representing an approximate 59% decrease in the aggregate principal balance of the total mortgage portfolio since March 2004.

     Interest and other income decreased by approximately $37,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to variations in the amounts and the timing of the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fees decreased by approximately $70,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $9,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily related to the Partnership's listing fees on the American Stock Exchange.

     Gains on mortgage dispositions decreased by approximately $632,000 for the three months ended

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


March 31, 2005, as compared to the corresponding period in 2004. During the three months ended March 31, 2005, the Partnership recognized no gains or losses. During the first three months 2004, the Partnership recognized a gain of approximately $246,000 from the assignment of one mortgage and gains of approximately $386,000 from the sale of two mortgages.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient during the three months ended March 31, 2005 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Based upon the current level of interest rates, the trend in mortgage prepayments and other dispositions over the past year is likely to continue. Such mortgage prepayments and other dispositions, if continued at the trend over the past year, will likely result in a termination and liquidation of the Partnership significantly earlier than the December 2009 stated termination date. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement. A final distribution will be based on the Unitholders' and the General Partner's pro-rata share of the Partnership's remaining net assets after deducting and setting aside amounts required to satisfy and discharge any existing Partnership obligations and expenses, as stated in the Partnership Agreement. Such distribution to Unitholders will be substantially less than the amount of limited partners' equity shown on the Partnership's financial statements, because that amount is calculated in accordance with GAAP but does not reflect the actual amount distributable to limited partners. The terms of the Partnership Agreement do not require the General Partner to contribute an amount equal to the General Partner's deficit to the Partnership as shown on the Partnership's financial statements prior to the time the Partnership makes a final distribution. Therefore, the amount of that deficit is excluded from the amount distributable to limited partners.

     Net cash provided by operating activities decreased by approximately $787,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to a decrease in mortgage investment income and a decrease in cash received from interest on debentures.

     Net cash provided by investing activities decreased by approximately $15.5 million for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due a decrease in proceeds received from mortgage prepayments, mortgage sales and redemption of debentures, partially offset by debenture proceeds due to affiliate.

     Net cash used in financing activities decreased by approximately $2.1 million for the three months ended March 31, 2005, as compared to the corresponding period in 2004, due to a decrease in the amount of distributions paid to partners in the first three months of 2005 compared to the same period in 2004.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

     The Partnership's critical accounting estimates include the determination of the fair values for Insured Mortgages:

     Fair Value of Insured Mortgages - The Partnership's fair value estimates for its Insured Mortgages are based on available market information, certain third party information and management's estimates. The Partnership compares the interest rates on each of its Insured Mortgages to the applicable U.S. Treasury rate for a security with a comparable maturity plus a spread to determine an approximate market level interest rate relative to each of its Insured Mortgages and considers prepayment lockouts and penalties in determining the fair value of its Insured Mortgages. In general, the Partnership's Insured Mortgages have relatively high coupon rates compared to current U.S. Treasury rates and low, if any, prepayment penalties. Accordingly, most of the Partnership's Insured Mortgages are valued close to par. Insured Mortgages that have some remaining prepayment penalties are valued to include the prepayment penalty likely to be paid in the event of prepayment. These assumptions are similar to information provided by a third party and provide prices that are consistent with prices received in sales of certain of the Partnership's Insured Mortgages. The Partnership believes that its valuation methodology is reasonable for determining estimated fair values of the Partnership's Insured Mortgages and, due to the nature of these Insured Mortgages, another valuation methodology would not result in values materially different from the values utilized by the Partnership which generally approximate their par values.

     The Partnership assesses each Insured Mortgage for other-than-temporary impairment when the fair value of an Insured Mortgage declines below amortized cost. Any such decline is considered other-than-temporary unless the Partnership has the ability and intent to hold the Insured Mortgage for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the Insured Mortgage is recoverable within a reasonable period of time outweighs evidence to the contrary. If an other-than-temporary impairment is determined to exist, such impairment is measured by comparing the estimated fair value of the related Insured Mortgage to its current amortized cost basis, with the difference recognized as a loss in the income statement. The Partnership did not recognize an impairment loss on its Insured Mortgages during the years ended December 31, 2004, 2003 and 2002.

PART I.  FINANCIAL INFORMATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Management has determined that there has not been a material change as of March 31, 2005 in market risk from the information provided as of December 31, 2004 in the Partnership's Annual Report on Form 10-K as of December 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

     The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the General Partner's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are likely to materially affect, internal controls over financial reporting.

     There have been no changes in the General Partner's internal controls over financial reporting in the fiscal quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS

              Exhibits
              --------

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

                  32.1                 Certification pursuant to 18 U.S.C.
                                       Section 1350 from Barry S. Blattman,
                                       Chairman of the Board and Chief Executive
                                       Officer of the General Partner
                                       (Furnished herewith).

                  32.2                 Certification pursuant to 18 U.S.C.
                                       Section 1350 from Cynthia O. Azzara,
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer of the General
                                       Partner (Furnished herewith).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN INSURED MORTGAGE
                           INVESTORS L.P. - SERIES 85
                           (Registrant)

                           By:     CRIIMI, Inc.
                                   General Partner


                           /s/Cynthia O. Azzara
May 6, 2005                ---------------------------------------
-----------                Cynthia O. Azzara
DATE                       Executive Vice President,
                           Chief Financial Officer and
                           Treasurer (Principal Accounting Officer)